Form 10KSB
period 2006-12-31
NB Manufacturing, Inc.
filed 2007-08-15
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             NB MANUFACTURING, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                     20-0853320
--------------------------             ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)

                                 (303)-794-9470
                                 --------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the small business issuer is a shell company (as defined by Rule 12b-2 of the Act), YES [X] NO [_]

Issuer's revenues for the year ended December 31, 2006 were $ - 0-

Aggregate market value of voting stock held by non-affiliates: $ - 0 -

As of August 15, 2007, the Company had 1,200,028 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

   Index to NB Manufacturing, Inc. 2006 Form 10-KSB


               Cautionary Note Regarding Forward-Looking Statements

PART I
------
Item 1.        Description of Business
Item 1A        Risk Factors
Item 2.        Description of Property
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders

PART II
-------
Item 5.        Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.        Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.       Controls and Procedures
Item 8b        Other Information

PART III
--------
Item 9.        Directors and Executive Officers
Item 10.       Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.       Certain Relationships and Related Transactions
Item 13.       Exhibits and Reports on Form 8-K
Item 14.       Principal Accountant Fees and Services

               Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB for NB Manufacturing, Inc. ("the Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

     Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under "Risk Factors Associated with Our Business."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

Overview

     NB Manufacturing, Inc. was incorporated on September 19, 2001 in Nevada. The Company was established pursuant to a US Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). The Plan provided for New Bridge Products, Inc. to become a holding company for three operating subsidiaries, based on logical divisions of business operations and new business opportunities. NB Manufacturing, Inc., as one of the subsidiaries, was to subcontract with third parties for the cost intensive manufacturing of parts and products. The other two subsidiaries were to focus on design, licensing and distribution.

     The Company was not successful in its reorganized business and has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

     There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     o the ability to use registered securities to make acquisitions of assets or businesses;

     o    increased visibility in the financial community;

     o    the facilitation of borrowing from financial institutions;

     o    improved trading efficiency;

     o    shareholder liquidity;

     o    greater ease in subsequently raising capital;

     o    compensation of key employees through stock options;

     o    enhanced corporate image;

     o    a presence in the United States capital market

Potential Target Companies

     A business entity, if any, which may be interested in a business combination with the Company may include the following:

     o a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     o a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     o a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     o a foreign company which may wish an initial entry into the United States securities market;

     o a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

     o a company seeking one or more of the other perceived benefits of becoming a public company.

     A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 1A. RISK FACTORS
---------------------

     The Company's business is subject to numerous risk factors, including the following.

No operating history or revenue and minimal assets.

     The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Speculative nature of the Company's proposed operations.

     The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

Scarcity of and competition for business opportunities and combinations.

     The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction - - No standards for business combination.

     The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

     While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's officers have not entered into a written employment agreement with the Company and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of interest - - General.

     The Company's officers and directors participate in other business ventures which may compete directly with the Company. The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have a controlling interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

     See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Conflicts of Interest."

Reporting requirements may delay or preclude acquisitions.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Lack of diversification.

     The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Regulation under investment company act.

     Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

Probable change in control and management.

     A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. Currently, there are no pending acquisitions, business combinations or mergers.

Reduction of percentage share ownership following business combination.

     The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Taxation.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

     Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Facilities

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Mr. Robert Lazzeri, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. In the fourth quarter of 2006, the Company began accruing $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder the Company. As of December 31, 2006 there was $4,500 payable to the related company. Mr. Lazzeri has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     There has been nothing submitted to stockholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

     We received a listing on the Pink Sheets under the symbol "NBMF" in February 2007. There has been no active trading of our stock.

Holders

     As of May 7, 2007, we had approximately 109 holders of record of our common stock.

Dividends

     We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under "Risk Factors Associated with Our Business" and elsewhere in this report.

Overview

     NB Manufacturing, Inc. was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc. with the purpose of providing manufacturing services to New Bridge Products, Inc.

     Currently, the Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's officers and directors nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

     Management and its affiliates pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

          The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that the business plan of the Company can be implemented by his devoting no more than 40 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms. The Company will not restrict its search for any specific kind of business entities, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company.

     Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

     Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services. A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time. The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

     The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

Results of Operations

For year ended December 31, 2006, compared the year ended December 31, 2005.

     Revenue.    No operating revenues were generated during the year ended
December 31, 2006 and December 31, 2005.

     Operating Expenses.     Operating expenses of $9,915 for the year ended
December 31, 2006 reflect a decrease of 18.4% from $12,146 for the year ended December 31, 2005. Operating expenses consisted of professional, management and filing fees.

Liquidity and Capital Resources

     As of December 31, 2006, the Company had no cash and cash equivalents and a working capital deficit of ($4,725).

     The Company has been economically dependent on its officers, directors and significant shareholders to fund operations. In order to meet its liquidity needs during the next fiscal year, the Company will need to receive additional financing from its officers, directors and significant shareholders. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

     Robert Lazzeri, the President and a Director of the Company, has orally agreed that he will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. There is no minimum or maximum amount of Mr. Lazzeri's advance to the Company. The Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates

Off-Balance Sheet Items

     We have no off-balance sheet items as of December 31, 2006.

ITEM 7. FINANCIAL  STATEMENTS

     The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

 Report of Independent Registered Public Accounting Firm                   F-1

 Balance Sheets as of December 31, 2006 and 2005                           F-2

 Statements of Operations for the years ended December 31, 2006 and 2005 and from September 19, 2001 (Date of Inception)
      through December 31, 2006                                            F-3

 Statements of Changes in Stockholders' (Deficit) for the years
      ended December 31, 2006 and 2005                                     F-4

 Statements of Cash Flows for the Years Ending
     December 31, 2006 and 2005 and from September 19, 2001
    (Date of Inception) through December 31, 2006                          F-5

 Notes to Financial Statements                                             F-6

                                                                 WEAVER & MARTIN



             Report of Independent Registered Public Accounting Firm

Stockholders and Directors
NB Manufacturing, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of NB Manufacturing, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2006, and from September 19, 2001 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of its operations and cash flows for the period from September 19, 2001 (Date of Inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weaver & Martin
-------------------


Weaver & Martin, LLC
Kansas City, Missouri
April 19, 2007
                                      Certified Public Accountants & Consultants
                                                        411 Valentine, Suite 300
                                                     Kansas City, Missouri 64111
                                                           Phone: (816) 756-5525
                                                             Fax: (816) 756-2252

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                 For the Years Ended December 31, 2006 and 2005

                                                                     2006        2005
                                                                   --------    --------
ASSETS

       Total assets                                                $     --    $     --
                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
       Accounts payable                                            $  4,725    $  2,500
                                                                   --------    --------

SHAREHOLDERS' (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                           --          --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,000,028 issued and outstanding                                    100         100
Additional paid in capital                                           22,156      14,466
Accumulated (deficit) during development stage                      (26,981)    (17,066)
                                                                   --------    --------

         Total shareholders' (deficit)                               (4,725)     (2,500)
                                                                   --------    --------

         Total liabilities and shareholders' (deficit)             $     --    $     --
                                                                   ========    ========


                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                      For the Years Ended December 31, 2006
               and 2005 and For the Period from September 19, 2001
                  (Date of Inception) through December 31, 2006


                                                               For the Period
                                                               September 19,
                                                               2001 (Date of
                                                                 Inception)
                                                                   through
                                                                December 31,
                                      2006           2005           2006
                                  -----------    -----------    -----------
Revenues                          $        --    $        --    $        --

Operating expenses                      9,915         12,146         26,981
                                  -----------    -----------    -----------

Net (loss)                        $    (9,915)   $   (12,146)   $   (26,981)
                                  ===========    ===========    ===========


Net (loss) per common share       $     (0.01)   $     (0.01)
                                  -----------    -----------

Weighted average number of
     common shares outstanding      1,000,028      1,000,028
                                  ===========    ===========


                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 For the Years Ended December 31, 2006 and 2005


                                                                        Accumulated
                                                                         (Deficit)
                                        Common Stock       Additional     During        Total
                                    ---------------------     pd-in     Development  Stockholders'
                                      Shares      Amount     Capital       Stage      (deficit)
                                    ---------   ---------   ---------    ---------    ---------

Balance at January 1, 2004          1,000,028   $     100   $    (100)   $      --    $      --

Expenses paid by stockholder and           --          --   $   4,920           --        4,920
     donated to the company
Net (loss)                                                                  (4,920)      (4,920)
                                    ---------   ---------   ---------    ---------    ---------
Balance at December 31, 2004        1,000,028         100       4,820       (4,920)          --

Expenses paid by stockholders and          --          --       9,646           --        9,646
     donated to the company
Net (loss)                                                                 (12,146)     (12,146)
                                    ---------   ---------   ---------    ---------    ---------
Balance at December 31, 2005        1,000,028         100      14,466      (17,066)      (2,500)

Expenses paid by stockholders and          --          --       7,690           --        7,690
     donated to the company
Net (loss)                                                                  (9,915)      (9,915)
                                    ---------   ---------   ---------    ---------    ---------
Balance at December 31, 2006        1,000,028   $     100   $  22,156    $ (26,981)   $  (4,725)
                                    =========   =========   =========    =========    =========



                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      For the Years Ended December 31, 2006
               and 2005 and For the Period from September 19, 2001
                  (Date of Inception) through December 31, 2006

                                                                                   For the
                                                                                    Period
                                                                                September 19,
                                                                                  2001 (Date
                                                                                of Inception)
                                                                                   through
                                                                                 December 31,
                                                             2006         2005       2006
                                                           --------    --------    --------
Cash flows from operating activities:
        Net (loss)                                         $ (9,915)   $(12,146)   $(26,981)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                           7,690       9,646      22,256
           Accounts payable                                   2,225       2,500       4,725
                                                           --------    --------    --------
    Net cash (used) in operating activities                      --          --          --
                                                           --------    --------    --------

Cash flow from investing activitites                             --          --          --
                                                           --------    --------    --------

Cash flow from financing activitites                             --          --          --
                                                           --------    --------    --------

NET (DECREASE) IN CASH                                           --          --          --
CASH, BEGINNING OF THE PERIOD                                    --          --          --
                                                           --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD               $     --    $     --    $     --
                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                             $  7,690    $  9,646    $ 22,245
                                                           --------    --------    --------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2006
        Cash paid for interest                             $     --    $     --    $     --
                                                           --------    --------    --------
        Cash paid for income taxes                         $     --    $     --    $     --
                                                           --------    --------    --------



                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


Organization and Business
-------------------------

     NB Manufacturing, Inc.(the "Company") was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc. The creditors of New Bridge Products, Inc. received 1,000,028 shares of NB Manufacturing, Inc. and warrants to purchase an additional 6,000,168 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc.

     The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc. The Company's current operations consist of primarily professional fees to maintain the corporate shell.

Summary of Accounting Basis of Presentation
-------------------------------------------

     The Company's financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

Net (Loss) Per Share
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings(loss) per share is computed by dividing net income(loss)available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

     The Company's development activities since inception have been financially sustained through stockholder donations to the Company.

     The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred assets and liabilities are as follows:

                                                          2006      2005
                                                        -------   -------
     Deferred tax assets:
     Net operating loss carryforwards                   $26,981   $17,066
     Valuation allowance for deferred tax assets        $26,981   $17,066
                                                        -------   -------
     Net deferred tax assets                            $    --   $    --
                                                        =======   =======

     The reconciliation of income tax benefit computed at the federal tax rate of 34% is as follows:

                                                      2006       2005
                                                     ------     ------
     Tax benefit at statutory rate                   $9,200     $5,800
     Valuation allowance adjustment                  $9,200     $5,800
                                                     ------     ------
     Income tax benefit                              $   --     $   --
                                                     ======     ======

     A summary of the valuation allowance is as follows:

                                                      2006       2005
                                                     ------     ------
     Balance at beginning of year                    $5,800     $1,700
     Additional for year                             $3,400     $4,100
                                                     ------     ------
     Balance at end of year                          $9,200     $5,800
                                                     ======     ======

     The Company has the following tax carry forwards at December 31, 2006:

               Year             Amount            Expiration Date
               ----             ------            ---------------
      Net operating loss
        December 31, 2004       $  4,920          December 31, 2024
        December 31, 2005         12,146          December 31, 2025
        December 31, 2006          9,915          December 31, 2026
                                --------
                    Total        $26,981

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

Note 4 - PREFERRED STOCK

     The Company has not assigned any preference rights to the preferred stock.

Note 5 - EXPENSES PAID BY STOCKHOLDER AND DONATED TO THE COMPANY

     Two stockholders of the Company paid expenses totaling $7,690 and $9,646 in 2006 and 2005 respectively. Both have agreed not to be reimbursed for the payments and to consider the payments as capital donated to the Company.

     Certain stockholders provided office and other administrative related expenses to the Company in 2005. The Company estimated the fair value of the services was $1,000 in 2005.

Note 6 - RELATED PARTIES

     In the fourth quarter of 2006, the Company began accruing $1,500 per month reimbursement for out-of-pocket office expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder of the Company. $4,500 was payable to the related company as of December 31, 2006.

Note 7 - COMMON STOCK WARRANTS

     On September 26, 2002 (amended on December 15, 2006 to expire December 31,
2008) the Company issued the following common stock warrants:

      Number
      of Shares                 Exercise Price      Expiration Date
      -----------------         --------------      -----------------
      1,000,028                 $        2.00       December 31, 2008
      1,000,028                 $        2.00       December 31, 2008
      1,000,028                 $        4.00       December 31, 2008
      1,000,028                 $        4.00       December 31, 2008
      1,000,028                 $        6.00       December 31, 2008
      1,000,028                 $        6.00       December 31, 2008

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     We have had no disagreements with the Company's accountants.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

Evaluation of Disclosure Controls and Procedures

     The Company's management, including the President and Chief
Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of December 31, 2006. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of December 31, 2006 and provide reasonable assurance that material information relating to the Company is made known to management including the President and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

Changes in Internal Controls

     There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter and year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------

Directors and Executive Officers

     The following sets forth certain information regarding each of our directors and executive officers:

                                                                 Director or
    Name                Age  Position                           Officer Since
    ----------------- ------ ---------------------------------- --------------
    Robert Lazzeri      46   President and Director             December 2006
    Derold L. Kelly     51   Secretary/Treasurer and Director   September 2001

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     The following is a summary of our directors' and executive officers' business experience.

     Robert Lazzeri. President and Director. Mr. Lazzeri, is a private investor and business executive. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to present, Mr. Lazzeri has been a Managing Member of Black Diamond Industries, LLC, a privately-held strategic investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

     In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: From May 2007 to present, Mr. Lazzeri has been the President and a Director of NB Design & Licensing, Inc. From December 2006 to present, Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

     Derold L. Kelly. Secretary/Treasurer and Director. From 1978 until his honorable discharge in 1984, Mr. Kelley was in the United States Air Force. From 1984, through December 2001 Mr. Kelley has been a founder and an executive officer of New Bridge Manufacturing Inc. and it's prior corporation Care Concepts, Inc, responsible for supervising the Company's production facilities. Mr. Kelley served as a director and secretary until the company ceased operations in 2001. From 2001 until 2002 Mr. Kelley was involved in private investing for his own account. In 2002 Mr. Kelley was a founder of On Line Pest Control and served as it's president until July 2005, when Mr. Kelley formed Are You Bugged Inc. where he continues to serve as it's president. Mr. Kelley continues to devote his time as required to NB Manufacturing to perform his duties.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Compensation Discussion and Analysis

     Our officers and directors do not receive any compensation for services rendered, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with our Company. Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

     We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

     There are no employment contracts between the Company and any of its officers or directors.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

     There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2006.

Director Compensation

     The director's received no compensation during the year ended December 31, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS
----------------------------

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the ownership of our Common Stock as of the May 7, 2007, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock,
(ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                           Percent          Currently           Percent
                                          Number of       Ownership        Exercisable        Ownership if
           Name and Address                 Shares        Common (1)        Warrants (2)      Exercised (3)
---------------------------------------- -----------    --------------    ---------------    ---------------
Robert Lazzeri                                7,300              0.6%              - 0 -               0.6%
President and Director
2560 W. Main Street, Suite 200
Littleton, CO 80123

Derold L Kelley                              11,459              1.0%             68,754               6.3%
Secretary/Treasurer and Director
3410 W. Glendale Ave., Suite D
Phoenix, AZ 85051
                                         -----------    --------------    ---------------    ---------------
All officers and directors as a group        18,759              1.6%             68,754               6.9%
of (2 persons)

EARNCO M.P.P.P (4)                          304,000             25.3%          1,824,000              70.4%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Mathis Family Partners, LTD (4)             496,000             41.3%          2,976,000              83.1%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Underwood Family Partners, LTD              200,000             16.7%              - 0 -              16.7%
5 Eagle Pointe Lane
Castle Rock, CO 80108

(1) Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 1,200,028 shares of common stock outstanding.

(2) Entries include beneficial ownership of shares issuable pursuant to stock warrants that are currently exercisable at various exercise prices and that expire on December 31, 2008.

(3) Percentages are rounded to the nearest one-tenth of on percent. Percentages are based on 1,200,028 shares of common stock outstanding. Stock warrants that are deemed to be beneficially owned by the person holding the stock warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(4)  Includes shares that are controlled by Earnest Mathis, Jr.

     On April 30, 2007 the Company sold 200,000 shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000. As a result of the purchase of the shares, Underwood own 16.7% of the issued and outstanding shares of common stock of the Company. The purchase price of the shares purchased by Underwood was based on an arms-length negotiation and approved by the Company's Board of Directors.

     The shares were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The basis for relying on this exemption is that the issuance of the shares to Underwood was a privately negotiated transaction that did not involve a general solicitation. The shares may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or pursuant to an exemption from such registration. The Company is not obligated to register the shares under the Securities Act or to list the shares on a securities exchange

     The Company's stock received a listing on the Pink Sheets under the symbol "NBMF" in February 2007. There has been no active trading of the Company's stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Mr. Robert Lazzeri, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. In the fourth quarter of 2006, the Company began accruing $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder the Company. As of December 31, 2006 there was $4,500 payable to the related company. Mr. Lazzeri has agreed to continue this arrangement until the Company completes an acquisition or merger.

Conflicts of Interest

     Mr. Lazzeri will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Lazzeri. Demands may be placed on the time of Mr. Lazzeri which will detract from the amount of time he is able to devote to the Company. Mr. Lazzeri intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Lazzeri would not attend to other matters prior to those of the Company. Mr. Lazzeri projects that initially up to forty hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted. Mr. Lazzeri currently owns 7,300 shares of common stock of the Company which represents 0.6% of the total issued and outstanding shares of the Company and is the president and a director of the Company. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by Mr. Lazzeri will be purchased by the target company or retired by the Company. The amount of Common Stock sold or continued to be owned by Mr. Lazzeri cannot be determined at this time. The terms of business combination may include such terms as Mr. Lazzeri remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Lazzeri for the purchase of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Lazzeri would directly benefit from such employment or payment. Such benefits may influence Mr. Lazzeri choice of a target company. The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made by the Company to management or promoters of the Company or to any of their associates or affiliates. The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

     Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) Any lending by the Company to such persons; (ii) The issuance of any additional securities to such persons prior to a business combination; (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) The payment of any finder's fees to such persons. These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions require the approval of the Board of Directors. Management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit No.      Description
-------------    --------------------------------------------------------------

    3.1          Articles of Incorporation, incorporated by reference to
                 Exhibit 3.01 filed with Form 10-SB12G filed June 8, 2007
    3.2 By-laws, incorporated by reference to Exhibit 3.05 files with Form 10-SB12G filed June 8, 2007
   31.1          Certification of Company's Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
   31.2          Certification of Company's Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company

Audit Fees and Audit Related

     We paid Weaver & Martin, LLC a total of $1,250 in the year ended December 31, 2005 for professional services rendered in the audit of our financials.

     We paid Weaver & Martin, LLC a total of $1,250 in the year ended December 31, 2006 for professional services rendered in the audit of our financials.

Tax Fees

     We paid Moffit & Co. a total of $1,250 for professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2005.

All Other Fees

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, on August 15, 2007.

                                    NB MANUFACTURING, INC.


                                    By /s/ Robert Lazzeri
                                       -----------------------------------------
                                       Robert Lazzeri
                                       President and Principal Executive Officer

                                    By /s/ Derold L. Kelley
                                       -----------------------------------------
                                       Derold L. Kelley
                                       Principal Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities on the dates indicated.

Signature               Name              Title                              Date
---------------------   ----------------- ---------------------------------  ---------------
/s/ Robert Lazzeri      Robert Lazzeri    President and Director             August 15, 2007

/s/ Derold L. Kelley    Derold L. Kelley  Secretary/Treasurer and Director   August 15, 2007