Form 10QSB
period 2007-03-31
NB Manufacturing, Inc.
filed 2007-08-27
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                             NB MANUFACTURING, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                        20-0853320
------------------------                  -------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the small business issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES [X] NO [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            YES [X] NO [ ]

As of August 24, 2007 the Company had 1,200,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

        Condensed Balance Sheets
        March 31, 2007 (unaudited) and December 31, 2006                     2

        Condensed Statements of Operations
        Three Months Ended March 31, 2007 and 2006 and
        from September 19, 2001 (date of inception) through
        March 31, 2007 (unaudited)                                           3

        Condensed Statements of Cash Flows
        Three Months Ended March 31, 2007 and 2006 and
        from September 19, 2001 (date of inception) through
        March 31, 2007 (unaudited)                                           4

        Notes to Financial Statements (unaudited)                            5

Item 2.  Management's Discussion and Analysis or Plan of Operation           7

Item 3.  Controls and Procedures                                             8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits                                                            9




Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                   March 31,  December 31,
                                                                     2007         2006
                                                                   --------    --------
                                                                  (unaudited) (See Note 1)
                                     ASSETS

      Total assets                                                 $     --    $     --
                                                                   ========    ========

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

      Accounts payable                                             $ 11,019    $  4,725
                                                                   --------    --------

                            SHAREHOLDERS' (DEFICIT)

Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                           --          --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,000,028 issued and outstanding                                    100         100
Additional paid in capital                                           22,867      22,156
Accumulated (deficit) during development stage                      (33,986)    (26,981)
                                                                   --------    --------

         Total shareholders' (deficit)                              (11,019)     (4,725)
                                                                   --------    --------

         Total liabilities and shareholders' (deficit)             $     --    $     --
                                                                   ========    ========



             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)



                                                                              September 19,
                                                   Three          Three       2001 (Date of
                                                   Months         Months        Inception)
                                                   ended          ended          through
                                                  March 31,      March 31,       March 31,
                                                    2007           2006            2007
                                                 -----------    -----------    -----------
Revenues                                         $        --    $        --    $        --

Operating expenses
     Accounting fees                                   1,000          1,418         14,050
     Legal fees                                           86             --          3,292
     Shareholder expense                               1,169            720          6,374
     Other general and administrative expenses         4,750             --         10,270
                                                 -----------    -----------    -----------
        Total operating expenses                       7,005          2,138         33,986

Net (loss)                                       $    (7,005)   $    (2,138)   $   (33,986)
                                                 ===========    ===========    ===========


Net (loss) per common share                      $     (0.01)   $     (0.00)
                                                 -----------    -----------

Weighted average number of
     common shares outstanding                     1,000,028      1,000,028
                                                 ===========    ===========

             See notes to condensed financial statements (unaudited)

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                September 19,
                                                                                2001 (Date of
                                                                                  Inception)
                                                                                   through
                                                           March 31,   March 31,   March 31,
                                                             2007        2006        2007
                                                           --------    --------    --------
Cash flows from operating activities:
        Net (loss)                                         $ (7,005)   $ (2,138)   $(33,986)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                             711       2,138      22,967
           Accounts payable                                   6,294          --      11,019
                                                           --------    --------    --------
    Net cash (used) in operating activities                      --          --          --
                                                           --------    --------    --------

Cash flow from investing activitites                             --          --          --
                                                           --------    --------    --------

Cash flow from financing activitites                             --          --          --
                                                           --------    --------    --------

NET (DECREASE) IN CASH                                           --          --          --
CASH, BEGINNING OF THE PERIOD                                    --          --          --
                                                           --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD               $     --    $     --    $     --
                                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                             $    711    $  2,138    $ 22,967
                                                           --------    --------    --------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2007
        Cash paid for interest                             $     --    $     --    $     --
                                                           --------    --------    --------
        Cash paid for income taxes                         $     --    $     --    $     --
                                                           --------    --------    --------




             See notes to condensed financial statements (unaudited)

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

     The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc. The Company's current operations primarily consist of professional fees to maintain the corporate shell.

     The Company currently has no operations and since its inception on September 19, 2001 is considered a development stage enterprise. The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation
-------------------------------------------

     The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2006, filed on Form 10-KSB on August 15, 2007.

     In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

     Certain prior period amounts have been reclassified to conform to current period presentation.

Cash
----

     The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Development Stage Company
-------------------------

     The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company's business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable. Actual results could differ from these estimates.

Going Concern
-------------

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

     The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

NOTE 2 - SHAREHOLDERS' (DEFICIT)

    During the year ended December 31, 2006, two stockholders of the Company paid expenses totaling $7,690. Both stockholders have agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

    During the quarter ended March 31, 2007, the same two stockholders of the Company paid expenses $711. Again, both have agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

    The Company uses the offices of certain officers and directors to carry on day to day business operations for its minimal office facility needs (staff, supplies and other miscellaneous items). Beginning in the fourth quarter of 2006, and in consideration for these services, the Company pays $1,500 per month to an affiliate of one of the Company's officers.

NOTE 4 - SUBSEQUENT EVENTS

    On April 30, 2007 the Company sold 200,000 unregistered shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000. As a result of the purchase of the shares, Underwood owns 16.7% of the issued and outstanding shares of common stock of the Company. The purchase price of the shares purchased by Underwood was based on an arms-length negotiation and approved by the Company's Board of Directors.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

     Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

     Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended December 31, 2006, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

     Revenue. No operating revenues were generated during the three months ended March 31, 2007 and March 31, 2006.

     Operating Expenses. Operating expenses of $7,005 for the quarter ended March 31, 2007 reflect an increase of 228% from $2,138 for the quarter ended March 31, 2006. Operating expenses consist of professional fees and administrative support costs. The increase in operating expenses resulted from higher administrative support costs in the quarter ended March 31, 2007.

Liquidity and Capital Resources

     As of March 31, 2007, the Company had no cash or cash equivalents and a working capital deficit of ($11,019).

     Robert Lazzeri, President and a Director of the Company, has orally agreed that he will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. There is no minimum or maximum amount of Mr. Lazzeri's advance to the Company. The Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates. The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director, and shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

     While future operating activities are expected to be funded by Mr. Lazzeri, there is no guarantee that Mr. Lazzeri will be willing or able to provide additional funding and in that event, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise outside working capital or if any capital would be available at all.

     Off-Balance Sheet Items

     We have no off-balance sheet items as of March 31, 2007.

Item 3 - CONTROLS AND PROCEDURES

     The Company's management, including the President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of March 31, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of March 31, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the President and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

     There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

 Exhibit No    Description
 ----------    -----------------------------------------------------------------

    31.1       Certification of Company's Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    31.2       Certification of Company's Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on August 24, 2007.

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