Form 10QSB
period 2007-06-30
NB Manufacturing, Inc.
filed 2007-08-27
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets
         June 30, 2007 (unaudited) and December 31, 2006                      2

         Condensed Statements of Operations Three and
         Six Months Ended June 30, 2007 and 2006 and
         from September 19, 2001 (date of inception)
         through June 30, 2007 (unaudited)                                    3

         Condensed Statements of Cash Flows Three and
         Six Months Ended June 30, 2007 and 2006 and
         from September 19, 2001 (date of inception)
         through June 30, 2007 (unaudited)                                    4

         Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation            7

Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits                                                            10


Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                    June 30,  December 31,
                                                                      2007       2006
                                                                   --------    --------
                                                                  (unaudited) (See Note 1)
ASSETS

Current assets:

      Cash                                                         $ 28,657    $     --
                                                                   --------    --------
         Total current assets                                        28,657          --

         Total assets                                              $ 28,657    $     --
                                                                   ========    ========


LIABILITIES AND SHAREHOLDERS' (DEFICIT)

      Accounts payable                                             $  1,500    $  4,725

      Total current liabilities                                       1,500       4,725
                                                                   --------    --------


SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                           --          --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,200,028 and 1,000,028 issued and outstanding respectively         120         100
Additional paid in capital                                           72,847      22,156
Accumulated equity (deficit) during development stage               (45,810)    (26,981)
                                                                   --------    --------

         Total shareholders' equity (deficit)                        27,157      (4,725)
                                                                   --------    --------

         Total liabilities and shareholders' equity (deficit)      $ 28,657    $     --
                                                                   ========    ========



             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                           September 19,
                                                  Three           Three           Six           Six        2001 (Date of
                                                  Months          Months         Months        Months        Inception)
                                                  ended           ended          ended         ended          through
                                                 June 30,        June 30,       June 30,      June 30,         June 30,
                                                   2007            2006           2007          2007            2007
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,000          1,250          2,000          2,667         15,050
     Legal fees                                       5,245            108          5,331            108          8,536
     Shareholder expense                                725            470          1,894          1,190          7,100
     Other general and administrative expense         4,854             --          9,604             --         15,124
                                                -----------    -----------    -----------    -----------    -----------
        Total operating expenses                     11,824          1,828         18,829          3,965         45,810
                                                -----------    -----------    -----------    -----------    -----------


Net (loss)                                      $   (11,824)   $    (1,828)   $   (18,829)   $    (3,965)   $   (45,810)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,118,709      1,000,028      1,059,697      1,000,028
                                                ===========    ===========    ===========    ===========




             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                              September 19,
                                                           Six         Six    2001 (Date of
                                                          Months      Months    Inception)
                                                          ended       ended      through
                                                         June 30,    June 30,     June 30,
                                                           2007        2006        2007
                                                         --------    --------    --------
Cash flows from operating activities:
        Net (loss)                                       $(18,829)   $ (3,965)   $(45,810)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                           711       2,715      22,967
           Accounts payable                                (3,225)      1,250       1,500
                                                         --------    --------    --------
    Net cash (used) in operating activities               (21,343)         --     (21,343)
                                                         --------    --------    --------

Cash flow from investing activities                            --          --          --
                                                         --------    --------    --------

Cash flow from financing activities:
        Sale of Common Stock                               50,000          --      50,000
                                                         --------    --------    --------
           Net cash provided from financing activities     50,000          --      50,000
                                                         --------    --------    --------


NET (DECREASE) IN CASH                                     28,657          --      28,657
CASH, BEGINNING OF THE PERIOD                                  --          --          --
                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $ 28,657    $     --    $ 28,657
                                                         ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $    711    $  2,715    $ 22,967
                                                         --------    --------    --------

SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2007
        Cash paid for interest                           $     --    $     --    $     --
                                                         --------    --------    --------
        Cash paid for income taxes                       $     --    $     --    $     --
                                                         --------    --------    --------


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

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

     During the year ended December 31, 2006, two stockholders of the Company paid expenses totaling $7,690. Both stockholders have agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

     During the period ended June 30, 2007, the same two stockholders of the Company paid expenses totaling $711. Again, both have agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

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

Results of Operations

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

    Revenue. No operating revenues were generated during the three months ended June 30, 2007 and June 30, 2006.

    Operating Expenses. Operating expenses of $11,824 for the quarter ended June 30, 2007 reflect an increase of 547% from $1,828 for the quarter ended June 30, 2006. Operating expenses consist of professional fees and administrative support cost. The increase in operating expenses resulted from higher administrative support fees and costs associated with the filing of the Company's Form 10-SB and Form 15c211 application.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

    Revenue. No operating revenues were generated during the six months ended June 30, 2007 and June 30, 2006.

    Operating Expenses. Operating expenses of $18,829 for the six months ended June 30, 2007 reflect an increase of 375% from $3,965 for the six months ended June 30, 2006. Operating expenses consist of professional fees and administrative support cost. The increase in operating expenses resulted from higher administrative support fees and costs associated with the filing of the Company's Form 10-SB and Form 15c211 application.

Liquidity and Capital Resources

    As of June 30, 2007, the Company had $28,657 in cash or cash equivalents and positive working capital of $27,157.

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

        Off-Balance Sheet Items

        We have no off-balance sheet items as of June 30, 2007.

Item 3 - CONTROLS AND PROCEDURES

         The Company's management, including the President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of June 30, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of June 30, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the President and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

    There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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