Form 10QSB
period 2007-09-30
NB Manufacturing, Inc.
filed 2007-11-07
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


                             NB MANUFACTURING, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                        20-0853320
------------------------                 --------------------------------------
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

                                 YES [X] NO [ ]


As of November 7, 2007 the Company had 1,200,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets
         September 30, 2007 (unaudited) and December 31, 2006                 2

         Condensed Statements of Operations Three and Nine Months Ended September 30, 2007 and 2006 and from September 19, 2001 (date of
         inception) through September 30, 2007 (unaudited)                    3

         Condensed Statements of Cash Flows Three and Nine Months Ended September 30, 2007 and 2006 and from September 19, 2001 (date of
         inception) through September 30, 2007 (unaudited)                    4

         Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation            7

Item 3.  Controls and Procedures                                              9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits                                                            10

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                  September 30,   December 31,
                                                                      2007           2006
                                                                   -----------    ------------
                                                                   (unaudited)    (See Note 1)
ASSETS
Current assets:

       Cash                                                        $    18,865    $         --
                                                                   -----------    ------------
          Total current assets                                          18,865              --

       Total assets                                                $    18,865    $         --
                                                                   ===========    ============


LIABILITIES AND SHAREHOLDERS' (DEFICIT)
       Accounts payable                                            $        --    $      4,725

       Total current liabilities                                            --           4,725
                                                                   -----------    ------------


SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                              --              --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,200,028 and 1,000,028 issued and outstanding respectively            120             100
Additional paid in capital                                              72,847          22,156
Accumulated equity (deficit) during development stage                  (54,102)        (26,981)
                                                                   -----------    ------------

         Total shareholders' equity (deficit)                           18,865          (4,725)
                                                                   -----------    ------------

         Total liabilities and shareholders' equity (deficit)      $    18,865    $         --
                                                                   ===========    ============




             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                           September 19,
                                                                                                             2001 (Date
                                                   Three          Three          Nine           Nine             of
                                                   Months         Months        Months         Months        Inception)
                                                   ended          ended          ended          ended         through
                                               September 30,  September 30,  September 30,  September 30,  September 30,
                                                    2007           2006           2007           2007           2007
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,675             --          3,675          2,667         16,725
     Legal fees                                          --          1,000          5,331          1,108          8,536
     Shareholder expense                              1,877            225          3,771          1,415          8,977
     Other general and administrative expense         4,740             --         14,344             --         19,864
                                                -----------    -----------    -----------    -----------    -----------
        Total operating expenses                      8,292          1,225         27,121          5,190         54,102
                                                -----------    -----------    -----------    -----------    -----------


Net (loss)                                      $    (8,292)   $    (1,225)   $   (27,121)   $    (5,190)   $   (54,102)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.00)   $     (0.02)   $     (0.01)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,200,028      1,000,028      1,106,988      1,000,028
                                                ===========    ===========    ===========    ===========


             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         September 19,
                                                                                           2001 (Date
                                                             Nine            Nine              of
                                                            Months          Months         Inception)
                                                            ended           ended           through
                                                        September 30,   September 30,    September 30,
                                                             2007            2006             2007
                                                         ------------    ------------    --------------
Cash flows from operating activities:
        Net (loss)                                       $    (27,121)   $     (5,190)   $      (54,102)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                               711           3,715            22,967
           Accounts payable                                    (4,725)          1,475                --
                                                         ------------    ------------    --------------
    Net cash (used) in operating activities                   (31,135)             --           (31,135)
                                                         ------------    ------------    --------------

Cash flow from investing activities                                --              --                --
                                                         ------------    ------------    --------------

Cash flow from financing activities:
        Sale of Common Stock                                   50,000              --            50,000
                                                         ------------    ------------    --------------
           Net cash provided from financing activities         50,000              --            50,000
                                                         ------------    ------------    --------------


NET (DECREASE) IN CASH                                         18,865              --            18,865
CASH, BEGINNING OF THE PERIOD                                      --              --                --
                                                         ------------    ------------    --------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $     18,865    $         --    $       18,865
                                                         ============    ============    ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $        711    $      3,715    $       22,967
                                                         ------------    ------------    --------------

SUPPLEMENTAL CASH FLOW
    For the period ended September 30, 2007
        Cash paid for interest                           $         --    $         --    $           --
                                                         ------------    ------------    --------------
        Cash paid for income taxes                       $         --    $         --    $           --
                                                         ------------    ------------    --------------


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

    The Company's development activities since inception have been financially sustained through stockholder donations to the Company and sales of the Company's common stock.

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

    The shares were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The basis for relying on this exemption is that the issuance of the shares to Underwood was a privately negotiated transaction that did not involve a general solicitation. The shares may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or pursuant to an exemption from such registration. The Company is not obligated to register the shares under the Securities Act or to list the shares on a securities exchange

    The Company's stock received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007.

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

Results of Operations

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

    Revenue. No operating revenues were generated during the three months ended September 30, 2007 and September 30, 2006.

    Operating Expenses. Total operating expenses were $8,292 and $1,225, respectively for the quarter ended September 30, 2007 and for the quarter ended September 30, 2006. Operating expenses consist of professional, management and filing fees.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

    Revenue. No operating revenues were generated during the nine months ended September 30, 2007 and September 30, 2006.

    Operating Expenses. Total operating expenses were $27,121 and $5,190, respectively for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006. The increase in operating expenses resulted from administrative support fees and costs associated with the filing of the Company's Form 10-SB, Form 15c211 application and it's annual and quarterly filings on Form 10-KSB and Form 10-QSB.

Liquidity and Capital Resources

    As of September 30, 2007, the Company had $18,865 in cash or cash equivalents and positive working capital.

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

        Off-Balance Sheet Items

        We have no off-balance sheet items as of September 30, 2007.

Item 3 - CONTROLS AND PROCEDURES

     The Company's management, including the President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15 (e) of the Securities Exchange Act of 1934) as of September 30, 2007. Their evaluation concluded that, although these disclosure controls and procedures are not intended to prevent all errors, emissions or instances of fraud (i) the disclosure controls and procedures are effective as of September 30, 2007 and provide reasonable assurance that material information relating to the Company is made known to management including the President and Chief Financial Officer and;(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

     There were no significant changes to the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II   OTHER INFORMATION
---------------------------

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

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS

        Exhibit No  Description
        ----------  ------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado on November 7, 2007.

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