Form 10KSB
period 2007-12-31
NB Manufacturing, Inc.
filed 2008-03-18
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                             NB MANUFACTURING, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                20-0853320
         ------                                                ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the small business issuer is a shell company (as defined by Rule 12b-2 of the Act)
                                 YES [X] NO [ ]

Issuer's revenues for the year ended December 31, 2007 were $ - 0-

Aggregate market value of voting stock held by non-affiliates: $ 63,444

As of March 18, 2008, the Company had 1,200,028 shares of its $.0001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ];  No [X]

                Index to NB Manufacturing, Inc. 2007 Form 10-KSB


               Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.        Description of Business
Item 1A        Risk Factors
Item 2.        Description of Property
Item 3.        Legal Proceedings
Item 4.        Submission of Matters to a Vote of Security Holders

PART II
Item 5.        Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.        Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a(t).    Controls and Procedures
Item 8b        Other Information

PART III
Item 9.        Directors and Executive Officers
Item 10.       Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.       Certain Relationships and Related Transactions
Item 13.       Exhibits and Reports on Form 8-K
Item 14.       Principal Accountant Fees and Services

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

Restriction on Rule 144 sales for a "blank check "company may discourage potential business combinations.

     In December, 2007, the U. S. Securities and Exchange Commission (the "SEC") approved amendments to Rule 144 of the Securities Act of 1933 " (Rule 144"). The amended rules include new treatment for the sale of shares of a "shell company' which includes a "blank check" company and applies to our Company. Under the amended rules, Rule 144 cannot be relied upon for the resale of restricted or unrestricted securities originally issued by a shell company or an issuer that at any time has been a shell company unless (i) the issuer has ceased to be a shell company; (ii) the issuer is subject to the reporting requirements of
Section 13 or 15(d) of the Exchange Act and has filed all required reports during the 12 months preceding the Rule 144 sale and (iii) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting that the entity is no longer a shell company.

     The foregoing restrictions on the use of Rule 144 for the sale of securities issued by a shell company may reduce the attractiveness of the Company as a business combination candidate and accordingly, there may be more limited potential business opportunities that are willing to enter into a business combination with any company that is currently or in the last year has been a shell company, including our Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-----------------------------------------------------------------

Market Information

     We received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007. To date, our stock has been thinly traded.

Holders

     As of February 8, 2008, we had approximately 111 holders of record of our common stock.

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

     The Company has no particular acquisition in mind and is not currently in negotiations regarding such an acquisition. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

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

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time. The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

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

Results of Operations

For year ended December 31, 2007, compared the year ended December 31, 2006.

     Revenue. No operating revenues were generated during the year ended December 31, 2007 and December 31, 2006.

     Operating Expenses. Total operating expenses were $34,201 and $9,915, respectively for the year ended December 31, 2007 and for the year ended December 31, 2006. Operating expenses consisted of professional, management and filing fees.

For year ended December 31, 2006, compared the year ended December 31, 2005.

     Revenue. No operating revenues were generated during the year ended December 31, 2006 and December 31, 2005.

     Operating Expenses. Total operating expenses were $9,915 and $12,146, respectively for the year ended December 31, 2006 and for the year ended December 31, 2005. Operating expenses consisted of professional, management and filing fees.


Liquidity and Capital Resources

     As of December 31, 2007, the Company had $12,210 in cash and cash equivalents and positive working capital.

     On April 30, 2007 the Company sold 200,000 unregistered shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000.

     Robert Lazzeri, the President and a Director of the Company, has orally agreed that he will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. There is no specific minimum or maximum amount of Mr. Lazzeri's advance to the Company. The Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates

Off-Balance Sheet Items

     We have no off-balance sheet items as of December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

     Report of Independent Registered Public Accounting Firm                 F-2
     Balance Sheets as of December 31, 2007 and 2006                         F-3
     Statements of Operations for the years ended December 31, 2007 and 2006 and from September 19, 2001 (Date of Inception)
         through December 31, 2007                                           F-4
     Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended December 31, 2007 and 2006                      F-5
     Statements of Cash Flows for the Years Ending December 31, 2007
         and 2006 and from September 19, 2001 (Date of Inception)
         through December 31, 2007                                           F-6
     Notes to Financial Statements                                           F-7

                                                                 WEAVER & MARTIN


Board of Directors
NB Manufacturing, Inc.


                          Independent Auditor's Report

We have audited the accompanying balance sheet of NB Manufacturing, Inc. as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. as of December 31, 2007 and 2006 and the results of its operations, shareholders' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



/s/ Weaver & Martin, LLC
------------------------
Weaver & Martin, LLC
Kansas City, Missouri
March 18, 2008

                                     Certified Public Accountants & Consultants
                                     411 Valentine, Suite 300
                                     Kansas City, Missouri 64111
                                     Phone: (816) 756-5525  Fax: (816) 756-2252


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                 For the Years Ended December 31, 2007 and 2006

                                                                     2007        2006
                                                                   --------    --------
ASSETS
Current assets:

       Cash                                                        $ 12,010    $     --
       Accounts Receivable                                              200          --
                                                                   --------    --------
          Total current assets                                       12,210          --

         Total assets                                              $ 12,210    $     --
                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
       Accounts payable                                            $    425    $  4,725

       Total current liabilities                                        425       4,725
                                                                   --------    --------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                           --          --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,200,028 and 1,000,028 issued and outstanding respectively         120         100
Additional paid in capital                                           72,847      22,156
Accumulated (deficit) during development stage                      (61,182)    (26,981)
                                                                   --------    --------

         Total shareholders' equity (deficit)                        11,785      (4,725)
                                                                   --------    --------

         Total liabilities and shareholders' equity (deficit)      $ 12,210    $     --
                                                                   ========    ========

                        See Notes to Financial Statements


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2007 and 2006
         and For the Period from September 19, 2001 (Date of Inception)
                            through December 31, 2007
                                                                             For the Period
                                                                           September 19, 2001
                                                                                (Date of
                                                                               Inception)
                                                                                through
                                                    2007           2006    December 31, 2007
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  4,725          2,668         17,775
     Legal fees                                       5,331          1,107          8,536
     Shareholder expense                              5,101          1,640         10,307
     Other general and administrative expense        19,044          4,500         24,564
                                                -----------    -----------    -----------
        Total operating expenses                     34,201          9,915         61,182
                                                -----------    -----------    -----------

Net (loss)                                      $   (34,201)   $    (9,915)   $   (61,182)
                                                ===========    ===========    ===========

Net (loss) per common share                     $     (0.03)   $     (0.01)
                                                -----------    -----------
Weighted average number of
     common shares outstanding                    1,130,439      1,000,028
                                                ===========    ===========

                        See Notes to Financial Statements


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2007 and 2006


                                                                       Accumulated
                                                                        (Deficit)      Total
                                         Common Stock       Additional   During    Stockholders'
                                    ---------------------     pd-in    Development    Equity
                                      Shares      Amount     Capital      Stage      (Deficit)
                                    ---------   ---------   ---------   ---------    ---------
Balance at January 1, 2005          1,000,028   $     100   $  14,466   $ (17,066)   $  (2,500)

Expenses paid by stockholder and           --          --   $   7,690          --        7,690
     donated to the company
Net (loss)                                 --          --          --      (9,915)      (9,915)
                                    ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2006        1,000,028         100      22,156     (26,981)      (4,725)

Expenses paid by stockholders and          --          --         711          --          711
     donated to the company
Additional pd-in capital              200,000          20      49,980          --       50,000
Net (loss)                                 --          --          --     (34,201)     (34,201)
                                    ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2007        1,200,028   $     120   $  72,847   $ (61,182)   $  11,785
                                    =========   =========   =========   =========    =========

                        See Notes to Financial Statements


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2007 and 2006
         and For the Period from September 19, 2001 (Date of Inception)
                            through December 31, 2007

                                                                               For the Period
                                                                             September 19, 2001
                                                                                  (Date of
                                                                                 Inception)
                                                                                  through
                                                            2007       2006  December 31, 2007
                                                         --------    --------    --------
Cash flows from operating activities:
        Net (loss)                                       $(34,201)   $ (9,915)   $(61,182)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                           711       7,690      22,967
           Accounts receivable                               (200)       (200)
           Accounts payable                                (4,300)      2,225         425
                                                         --------    --------    --------
    Net cash (used) in operating activities               (37,990)         --     (37,990)
                                                         --------    --------    --------

Cash flow from investing activities                            --          --          --
                                                         --------    --------    --------

Cash flow from financing activities:
        Sale of Common Stock                               50,000          --      50,000
                                                         --------    --------    --------
           Net cash provided from financing activities     50,000          --      50,000
                                                         --------    --------    --------


NET INCREASE IN CASH                                       12,010          --      12,010
CASH, BEGINNING OF THE PERIOD                                  --          --          --
                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $ 12,010    $     --      12,010
                                                         ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $    711    $  7,690    $ 22,967
                                                         --------    --------    --------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2007
        Cash paid for interest                           $     --    $     --    $     --
                                                         --------    --------    --------
        Cash paid for income taxes                       $     --    $     --    $     --
                                                         --------    --------    --------

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

     The Company currently has no operations and since its inception on September 19, 2001 is considered a development stage enterprise. The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships,

Summary of Accounting Basis of Presentation
-------------------------------------------

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

Income Taxes
------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements
--------------------------------

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

     In December 2007, the FASB issued SFAS 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis.

     On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP"). The FSP amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

     The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

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

     On April 30, 2007 the Company sold 200,000 shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000. As a result of the purchase of the shares, Underwood owned 16.7% of the issued and outstanding shares of common stock of the Company as of April 30, 2007. The purchase price of the shares purchased by Underwood was based on an arms-length negotiation and approved by the Company's Board of Directors.

     The shares were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The basis for relying on this exemption is that the issuance of the shares to Underwood was a privately negotiated transaction that did not involve a general solicitation. The shares may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or pursuant to an exemption from such registration. The Company is not obligated to register the shares under the Securities Act or to list the shares on a securities exchange.

     The Company's stock received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007.

NOTE 3 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred assets and liabilities are as follows:

                                                             2007      2006
                                                          -------   -------
     Deferred tax assets:
       Net operating loss carryforwards                   $61,182   $26,981
       Valuation allowance for deferred tax assets        $61,182   $26,981
                                                          -------   -------
              Net deferred tax assets                     $    --   $    --
                                                          =======   =======


     The reconciliation of income tax benefit computed at the federal tax rate of 34% is as follows:

                                                             2007      2006
                                                          -------   -------
     Tax benefit at statutory rate                        $20,800   $ 9,200
     Valuation allowance adjustment                       $20,800   $ 9,200
                                                          -------   -------
     Income tax benefit                                   $    --   $    --
                                                          =======   =======

     A summary of the valuation allowance is as follows:

                                                             2007      2006
                                                          -------   -------
     Balance at beginning of year                         $ 9,200   $ 5,800
     Additional for year                                  $11,600   $ 3,400
                                                          -------   -------
     Balance at end of year                               $20,800   $ 9,200
                                                          =======   =======

     The Company has the following tax carry forwards at December 31, 2007:

              Year             Amount            Expiration Date
              ----             ------            ---------------
     Net operating loss
       December 31, 2004       $  4,920          December 31, 2024
       December 31, 2005         12,146          December 31, 2025
       December 31, 2006          9,915          December 31, 2026
       December 31, 2007         34,201          December 31, 2027
                               --------
                   Total       $ 61,182

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

NOTE 4 - EXPENSES PAID BY STOCKHOLDER AND DONATED TO THE COMPANY

     Two stockholders of the Company paid expenses totaling $711 and $7,690 in 2007 and 2006 respectively. Both have agreed not to be reimbursed for the payments and to consider the payments as capital donated to the Company.

NOTE 5 - RELATED PARTIES

     In the fourth quarter of 2006, the Company began accruing $1,500 per month reimbursement for out-of-pocket office expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder of the Company. The Company paid a total of $18,000 and $4,500 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 - COMMON STOCK WARRANTS

     On September 26, 2002 (amended on December 15, 2006 to expire December 31,
2008) the Company issued the following common stock warrants:

        Number
        of Shares                 Exercise Price             Expiration Date
      ---------------             --------------             -----------------
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

ITEM 8A(T). CONTROLS AND PROCEDURES
-----------------------------------

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2007, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this annual report.

     There have not been any changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------

Directors and Executive Officers

     The following sets forth certain information regarding each of our directors and executive officers:

                                                                 Director or
     Name                Age  Position                           Officer Since
     -----------------   ---  --------------------------------   --------------
     Robert Lazzeri      46   President and Director             December 2006
     Derold L. Kelly     50   Secretary/Treasurer and Director   September 2001

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     The following is a summary of our directors' and executive officers' business experience.

     Robert Lazzeri. President and Director. Mr. Lazzeri, is a private investor and business executive. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to January 2007, Mr. Lazzeri has been a Managing Member of Black Diamond Industries, LLC, a privately-held investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

      In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: From November 2007 to present, Mr. Lazzeri has been the President and a Director of Princeton Acquisitions, Inc. From May 2007 to present, Mr. Lazzeri has been the President and a Director of NB Design & Licensing, Inc. From December 2006 to present, Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

     Derold L. Kelly. Secretary/Treasurer and Director. From 1978 until his honorable discharge in 1984, Mr. Kelley was in the United States Air Force. From 1984, through December 2001 Mr. Kelley has been a founder and an executive officer of New Bridge Manufacturing Inc. and it's prior corporation Care Concepts, Inc, responsible for supervising the Company's production facilities. Mr. Kelley served as a director and secretary until the company ceased operations in 2001. From 2001 until 2002 Mr. Kelley was involved in private investing for his own account. In 2002 Mr. Kelley was a founder of On Line Pest Control and served as it's president until July 2005, when Mr. Kelley formed Are You Bugged Inc. where he continues to serve as it's president. From September 2007 to present, Mr. Kelley has been a Director for NB Design Licensing. Mr. Kelley continues to devote his time as required to NB Manufacturing to perform his duties.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Except for Underwood Family Partners, Inc., a more than 10% shareholder late in filing a Form 4, we believe that during and for the fiscal year ended December 31, 2007, our officers, directors and 10% shareholders timely complied with all
Section 16(a) filing requirements.

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

     There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2007.

Director Compensation

     The director's received no compensation during the year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS
----------------------------

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the ownership of our Common Stock as of the March 18, 2008, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                      Percent     Currently    Percent
                                           Number of  Ownership   Exercisable  Ownership if
           Name and Address                 Shares    Common (1)  Warrants (2) Exercised (3)
----------------------------------------  ---------   -------    ----------    ----------
Robert Lazzeri                               7,300      0.6%         - 0 -          0.6%
President and Director
2560 W. Main Street, Suite 200
Littleton, CO 80123

Lazzeri Family Trust,                      120,000     10.0%       720,000         43.7%
Robert Lazzeri, Trustee (4)
2560 W. Main Street, Suite 200
Littleton, CO 80123

Derold L Kelley                             11,459      1.0%        68,754          6.3%
Secretary/Treasurer and Director
3410 W. Glendale Ave., Suite D
Phoenix, AZ 85051
                                          ---------   -------    ----------    ----------
All officers and directors as a group      138,759     11.6%       788,754         46.4%
of (2 persons)

EARNCO M.P.P.P (5)                         304,000     25.3%     1,824,000         70.4%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Mathis Family Partners, LTD (5)            376,000     31.3%     2,256,000         76.2%
2560 W. Main Street, Suite 200
Littleton, CO 80123

Underwood Family Partners, LTD             100,000      8.3%         - 0 -          8.3%
5 Eagle Pointe Lane
Castle Rock, CO 80108

Battlersea Capital Inc.                    100,000      8.3%         - 0 -          8.3%
P.O. Box 153
Santa Monica, CA 90403

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

(4)  Includes shares that are controlled by Robert Lazzeri.

(5)  Includes shares that are controlled by Earnest Mathis, Jr.

     On April 30, 2007 the Company sold 200,000 shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000. As a result of the purchase of the shares, Underwood owned 16.7% of the issued and outstanding shares of common stock of the Company as of April 30, 2007. The purchase price of the shares purchased by Underwood was based on an arms-length negotiation and approved by the Company's Board of Directors.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Mr. Robert Lazzeri, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. In the fourth quarter of 2006, the Company began accruing $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder the Company. The Company paid a total of $18,000 and $4,500 for the years ended December 31, 2007 and 2006, respectively. Mr. Lazzeri has agreed to continue this arrangement until the Company completes an acquisition or merger.

Conflicts of Interest

     Mr. Lazzeri will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Lazzeri. Demands may be placed on the time of Mr. Lazzeri which will detract from the amount of time he is able to devote to the Company. Mr. Lazzeri intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Lazzeri would not attend to other matters prior to those of the Company. Mr. Lazzeri projects that initially up to 40 hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted. Mr. Lazzeri currently owns or controls 127,300 shares of common stock of the Company which represents 10.6% of the total issued and outstanding shares of the Company and is the president and a director of the Company. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by Mr. Lazzeri will be purchased by the target company or retired by the Company. The amount of Common Stock sold or continued to be owned by Mr. Lazzeri cannot be determined at this time. The terms of business combination may include such terms as Mr. Lazzeri remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Lazzeri for the purchase of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Lazzeri would directly benefit from such employment or payment. Such benefits may influence Mr. Lazzeri choice of a target company. The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made by the Company to management or promoters of the Company or to any of their associates or affiliates. The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit No.    Description
-----------    ----------------------------------------------------------------
3.1            Articles of Incorporation, incorporated by reference to Exhibit
               3.01 filed with Form 10-SB12G filed June 8, 2007
3.2            By-laws, incorporated by reference to Exhibit 3.05 files with
               Form 10-SB12G filed June 8, 2007
23.1           Consent from Weaver & Martin, LLC
31.1           Certification of Company's Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification of Company's Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002
32.1           Certification of Company's Chief Executive Officer pursuant to 18
               U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification of Company's Chief Financial Officer pursuant to 18
               U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company

Audit Fees

     We paid Weaver & Martin, LLC a total of $3,325 and $1,250, respectively for fiscal year ended December 31, 2007 and 2006 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-QSB and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2007 and 2006.

Tax Fees

     For the Company's fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, on March 18, 2008.

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

Signature              Name                Title                  Date
---------------------  -----------------   -------------------    --------------
/s/ Robert Lazzeri     Robert Lazzeri      President and          March 18, 2008
------------------                         Director

/s/ Derold L. Kelley   Derold L. Kelley    Secretary/Treasurer    March 18, 2008
--------------------                       and Director