Form 10-Q
period 2008-03-31
NB Manufacturing, Inc.
filed 2008-05-13
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission file number: 000-52678

                             NB MANUFACTURING, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                        20-0853320
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                               -------------------
                    (Address of principal executive offices)


                                 (303) 794-9450
                                 ----  --- ----
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


     Large accelerated filer [ ]                   Accelerated filer [  ]
     Non-accelerated filer [ ]                     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 2008 the Company had 1,200,028 shares of its $.0001 par value common stock issued and outstanding.

                               Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets March 31, 2008 (unaudited) and
         December 31, 2007                                                     2

         Condensed Statements of Operations Three Months Ended March
         31, 2008 and 2007 and from September 19, 2001 (date of
         inception) through March 31, 2008 (unaudited)                         3

         Condensed Statements of Cash Flows Three Ended March 31,
         2008 and 2007 and from September 19, 2001 (date of
         inception) through March 31, 2008 (unaudited)                         4

         Notes to Condensed Financial Statements (unaudited)                   5

Item 2.  Management's Discussion and Analysis or Plan of Operation             7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            8

Item 4T. Controls and Procedures                                               9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10


Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                  March 31,    December 31,
                                                                    2008          2007
                                                                -----------    -----------
                                                                (unaudited)   (See Note 1)

ASSETS
Current assets:

      Cash                                                      $        49    $    12,010
      Accounts Receivable                                                --            200
                                                                -----------    -----------
         Total current assets                                            49         12,210

         Total assets                                           $        49    $    12,210
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Accounts payable                                          $     4,588    $       425

      Total current liabilities                                       4,588            425
                                                                -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares,
    $.0001 par value, none issued or outstanding                         --             --
Common stock, authorized 60,000,000 shares, $.0001
    par value, 1,200,028 issued and outstanding                         120            120
Additional paid in capital                                           72,847         72,847
Accumulated (deficit) during development stage                      (77,506)       (61,182)
                                                                -----------    -----------

         Total shareholders' equity (deficit)                        (4,539)        11,785
                                                                -----------    -----------

         Total liabilities and shareholders' equity (deficit)   $        49    $    12,210
                                                                ===========    ===========

             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                For the
                                                                                 Period
                                                  For the        For the     September 19,
                                                   Three          Three        2001 (Date
                                                   Months         Months     of Inception)
                                                   Ended          Ended          through
                                                 March 31,      March 31,      March 31,
                                                    2008           2007           2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  2,825          1,000         20,600
     Legal fees                                       8,566             86         17,102
     Shareholder expense                                313          1,169         10,620
     Other general and administrative expense         4,620          4,750         29,184
                                                -----------    -----------    -----------
        Total operating expenses                     16,324          7,005         77,506
                                                -----------    -----------    -----------


Net (loss)                                      $   (16,324)   $    (7,005)   $   (77,506)
                                                ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)
                                                -----------    -----------

Weighted average number of
     common shares outstanding                    1,200,028      1,000,028
                                                ===========    ===========


             See notes to condensed financial statements (unaudited)



                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                        For the
                                                                                         Period
                                                          For the        For the     September 19,
                                                           Three          Three        2001 (Date
                                                           Months         Months     of Inception)
                                                           Ended          Ended          through
                                                         March 31,      March 31,      March 31,
                                                            2008           2007           2008
                                                         -----------    -----------    -----------
Cash flows from operating activities:
        Net (loss)                                       $   (16,324)   $    (7,005)   $   (77,506)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                               --            711         22,967
           Accounts receivable                                   200             --             --
           Accounts payable                                    4,163          6,294          4,588
                                                         -----------    -----------    -----------
    Net cash (used) in operating activities                  (11,961)            --        (49,951)
                                                         -----------    -----------    -----------

Cash flow from investing activities                               --             --             --
                                                         -----------    -----------    -----------

Cash flow from financing activities:
        Sale of Common Stock                                      --             --         50,000
                                                         -----------    -----------    -----------
           Net cash provided from financing activities            --             --         50,000
                                                         -----------    -----------    -----------


NET INCREASE IN CASH                                         (11,961)            --             49
CASH, BEGINNING OF THE PERIOD                                 12,010             --             --
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $        49    $        --             49
                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $        --    $       711    $    22,967
                                                         -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2008
        Cash paid for interest                           $        --    $        --    $        --
                                                         -----------    -----------    -----------
        Cash paid for income taxes                       $        --    $        --    $        --
                                                         -----------    -----------    -----------


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

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2007, filed on Form 10-KSB on March 18, 2008.

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

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    During the period ended June 30, 2007, two stockholders of the Company paid expenses totaling $711. Both stockholders have agreed not to be reimbursed for the payments and consider the payments as capital donated to the Company. The Company has recorded these payments as additional paid-in capital.

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

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the fiscal year ended December 31, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

    Revenue. No operating revenues were generated during the three months ended March 31, 2008 and March 31, 2007.

    Operating Expenses.   Total operating expenses were $16,324 and $7,005,
respectively for the quarter ended March 31, 2008 and for the quarter ended March 31, 2007. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of March 31, 2008, the Company had $49 in cash or cash equivalents and a working capital deficit of $4,539.

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

        Off-Balance Sheet Items

        We have no off-balance sheet items as of March 31, 2008.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 4T - CONTROLS AND PROCEDURES

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

    As of March 31, 2008, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this quarterly report.

    There have not been any changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None.

Item 6. - EXHIBITS


    Exhibit
    No         Description
    -------    -----------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2008.

                                   NB MANUFACTURING, INC.




                                   By  /s/ Robert Lazzeri
                                       ------------------
                                       Robert Lazzeri
                                       President and Principal Executive Officer


                                   By  /s/ Derold L. Kelley
                                       --------------------
                                       Derold L. Kelley
                                       Principal Financial Officer