Form 10-Q
period 2008-06-30
NB Manufacturing, Inc.
filed 2008-08-12
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2008

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

     Large accelerated filer [_]             Accelerated filer [_]
     Non-accelerated filer   [_]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 2008 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets June 30, 2008 (unaudited) and
         December 31, 2007                                                    2

         Condensed Statements of Operations Three Months Ended June 30,
         2008 and 2007 and Six Months Ended June 30, 2008 and 2007 and
         from September 19, 2001 (date of inception) through June 30,
         2008 (unaudited)                                                     3

         Condensed Statements of Cash Flows Six Months Ended June 30, 2008
         and 2007 and from September 19, 2001 (date of inception) through
         June 30, 2008 (unaudited)                                            4

         Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10

Item 4T. Controls and Procedures                                             10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits                                                            11


Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                                   June 30,   December 31,
                                                                     2008        2007
                                                                   --------    --------
                                                                  (unaudited)  (audited)
                                     ASSETS
Current assets:

      Cash                                                         $     27    $ 12,010
      Accounts Receivable                                                --         200
                                                                   --------    --------
         Total current assets                                            27      12,210

         Total assets                                              $     27    $ 12,210
                                                                   ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      Accounts payable                                             $  4,145    $    425
      Accrued interest - related party                                  133          --
      Notes payable - related party                                   8,000          --
                                                                   --------    --------
        Total current liabilities                                    12,278         425

                         SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                           --          --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,200,028 issued and outstanding                                    120         120
Additional paid in capital                                           72,847      72,847
Accumulated (deficit) during development stage                      (85,218)    (61,182)
                                                                   --------    --------

         Total shareholders' equity (deficit)                       (12,251)     11,785
                                                                   --------    --------

         Total liabilities and shareholders' equity (deficit)      $     27    $ 12,210
                                                                   ========    ========


             See notes to condensed financial statements (unaudited)



                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                              For the
                                                                                                               Period
                                                                                                           September 19,
                                                                                                                2001
                                                   Three          Three          Six            Six           (Date of
                                                  Months         Months         Months         Months        Inception)
                                                   ended          ended          ended          ended         through
                                                 June 30,       June 30,       June 30,       June 30,        June 30,
                                                   2008           2007           2008           2008            2008
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,200          1,000          4,025          2,000         21,800
     Legal fees                                         723          5,245          9,289          5,331         17,825
     Shareholder expense                                976            725          1,289          1,894         11,596
     Other general and administrative expense         4,680          4,854          9,300          9,604         33,864
                                                -----------    -----------    -----------    -----------    -----------
        Total operating expenses                      7,579         11,824         23,903         18,829         85,085
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (7,579)       (11,824)       (23,903)       (18,829)       (85,085)
                                                -----------    -----------    -----------    -----------    -----------

Other (expense)
     Interest expense                                  (133)            --           (133)            --           (133)
                                                -----------    -----------    -----------    -----------    -----------
        Total other (expense)                          (133)            --           (133)            --           (133)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $    (7,712)   $   (11,824)   $   (24,036)   $   (18,829)   $   (85,218)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)   $     (0.02)   $     (0.02)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,200,028      1,118,709      1,200,028      1,059,697
                                                ===========    ===========    ===========    ===========



             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                 Period
                                                                              September 19,
                                                                                   2001
                                                           Six         Six       (Date of
                                                          Months      Months    Inception)
                                                           ended       ended     through
                                                         June 30,    June 30,    June 30,
                                                           2008        2008        2008
                                                         --------    --------    --------
Cash flows from operating activities:
        Net (loss)                                       $(24,036)   $(18,829)   $(85,218)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                            --         711      22,967
           Accounts receivable                                200          --          --
           Accounts payable                                 3,720      (3,225)      4,145
           Accrued interest                                   133          --         133
                                                         --------    --------    --------
    Net cash (used) in operating activities               (19,983)    (21,343)    (57,973)
                                                         --------    --------    --------

Cash flow from investing activities                            --          --          --
                                                         --------    --------    --------

Cash flow from financing activities:
        Advances from related party                         8,000          --       8,000
        Sale of Common Stock                                   --      50,000      50,000
                                                         --------    --------    --------
           Net cash provided from financing activities      8,000      50,000      58,000
                                                         --------    --------    --------


NET INCREASE IN CASH                                      (11,983)     28,657          27
CASH, BEGINNING OF THE PERIOD                              12,010          --          --
                                                         --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $     27    $ 28,657          27
                                                         ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $     --    $    711    $ 22,967
                                                         --------    --------    --------

SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2008
        Cash paid for interest                           $     --    $     --    $     --
                                                         --------    --------    --------
        Cash paid for income taxes                       $     --    $     --    $     --
                                                         --------    --------    --------


             See notes to condensed financial statements (unaudited)

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

    NB Manufacturing, Inc.(the "Company") was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc. The creditors of New Bridge Products, Inc. received 1,000,028 shares of NB Manufacturing, Inc. and warrants (see Note 4) to purchase an additional 6,000,168 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc. The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.

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

NOTE 3 - RELATED PARTY TRANSACTION

    On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.

NOTE 4 - WARRANTS

    On September 26, 2002, the Company issued warrants to purchase shares of the Company's par value common stock to their creditors in final payment of the funds they were owed. The warrant holders were granted the right to purchase 6,000,168 shares of common stock of the Company, 2,000,056 of these warrants have an exercise price of $2.00, 2,000,056 have an exercise price of $4.00, and 2,000,056 have an exercise price of $6.00. The warrants had various expiration dates which have all been extended by the Company currently expire on December 31, 2008.

    The following is a summary of the status of all of the Company's stock warrants as of June 30, 2008 and 2007 and changes during the six months ended on those dates:

                                            Number of Shares    Weighted-Average
                                                                 Exercise Price
                                            ----------------    ----------------
    Outstanding at December 31, 2006              6,000,168          $4.00
        Granted                                           0          $0.00
        Exercised                                         0          $0.00
        Cancelled                                         0          $0.00
                                            ----------------    ----------------
    Outstanding at June 30, 2007                  6,000,168          $4.00
        Granted                                           0          $0.00
        Exercised                                         0          $0.00
        Cancelled                                         0          $0.00
                                            ----------------    ----------------
    Outstanding at December 31, 2007              6,000,168          $4.00
        Granted                                           0          $0.00
        Exercised                                         0          $0.00
        Cancelled                                         0          $0.00
                                            ----------------    ----------------
    Outstanding at June 30, 2008                  6,000,168          $4.00
                                            ================    ================
    Warrants exercisable at June 30, 2007         6,000,168          $4.00
                                            ================    ================
    Warrants exercisable at June 30, 2008         6,000,168          $4.00
                                            ================    ================


    The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2008:

                                               STOCK WARRANTS OUTSTANDING
                        ---------------------------------------------------------------------------
                                                    Weighted-Average
                          Number of Shares        Remaining Contractual        Weighted-Average
     Exercise Prices         Outstanding              Life in Years             Exercise Price
    -----------------   ----------------------    -----------------------    ----------------------
          $4.00                     6,000,168              0.50                      $4.00
                        ----------------------    -----------------------    ----------------------
                                    6,000,168              0.50                      $4.00
                        ======================    =======================    ======================


                                STOCK WARRANTS EXERCISABLE
                       -------------------------------------------------
                           Number of Shares           Weighted-Average
     Exercise Prices         Outstanding            Exercise Price
    -----------------  ----------------------    -----------------------
         $4.00                     6,000,168             $4.00
                       ----------------------    -----------------------
                                   6,000,168             $4.00
                       ======================    =======================

NOTE 5 - SUBSEQUENT EVENTS

     On July 10, 2008, the Company entered into a Revolving Credit Agreement with the Lazzeri Family Trust ("Lazzeri") whose Trustee is Robert Lazzeri, (the "Lender"), to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. As part consideration for the foregoing credit facility the Lazzeri Family Trust received 200,000 shares of the Company's common stock.

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

Results of Operations

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

    Revenue. No operating revenues were generated during the three months ended June 30, 2008 and June30, 2007.

    Operating Expenses. Total operating expenses were $7,579 and $11,824, respectively for the quarter ended June 30, 2008 and for the quarter ended June 30, 2007. Operating expenses consist of professional, management and filing fees.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

    Revenue. No operating revenues were generated during the six months ended June 30, 2008 and June 30, 2007.

    Operating Expenses. Total operating expenses were $23,903 and $18,829, respectively for the six months ended June 30, 2008 and for the six months ended June 30, 2007. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of June 30, 2008, the Company had $27 in cash or cash equivalents and a working capital deficit of $12,251.

    On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2008, interest of $133 has accrued.

    On April 30, 2007 the Company sold 200,000 unregistered shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000.

    On July 10, 2008, the Company entered into a Revolving Credit Agreement with the Lazzeri Family Trust ("Lazzeri") whose Trustee is Robert Lazzeri, (the "Lender"), to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to an outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and the Revolving Loan Note. As part consideration for the foregoing credit facility the Lazzeri Family Trust received 200,000 shares of the Company's common stock.

        Off-Balance Sheet Items

        We have no off-balance sheet items as of June 30, 2008.

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

    As of June 30, 2008, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this quarterly report.

    There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II           OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

    Exhibit No      Description
    ----------      -----------------------------------------------------------
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2008.

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