Form 10-Q
period 2008-09-30
NB Manufacturing, Inc.
filed 2008-10-27
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2008

                                       or

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 27, 2008 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets September 30, 2008 (unaudited) and
         December 31, 2007                                                    2

         Condensed Statements of Operations Three Months Ended September 30, 2008 and 2007 and Nine Months Ended September 30, 2008 and 2007 and from September 19, 2001 (date of inception) through
         September 30, 2008 (unaudited)                                       3

         Condensed Statements of Cash Flows Nine Months Ended September 30, 2008 and 2007 and from September 19, 2001 (date of inception)
         through September 30, 2008 (unaudited)                               4

         Notes to Condensed Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          11

Item 4T. Controls and Procedures                                             11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12



Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       2008           2007
                                                                   ------------    ------------
                                                                    (unaudited)     (audited)
ASSETS
Current assets:

       Cash                                                        $        846    $     12,010
       Accounts Receivable                                                   --             200
                                                                   ------------    ------------
          Total current assets                                              846          12,210

         Total assets                                              $        846    $     12,210
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
       Accounts payable                                            $      1,500    $        425
       Accrued interest - related party                                     407              --
       Notes payable - related party                                     18,000              --
                                                                   ------------    ------------
         Total current liabilities                                       19,907             425

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                               --              --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,400,028 and 1,200,028 issued and outstanding respectively             140             120
Additional paid in capital                                               73,827          72,847
Accumulated (deficit) during development stage                          (93,028)        (61,182)
                                                                   ------------    ------------

         Total shareholders' equity (deficit)                           (19,061)         11,785
                                                                   ------------    ------------

         Total liabilities and shareholders' equity (deficit)      $        846    $     12,210
                                                                   ============    ============


             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                             For the
                                                                                                              Period
                                                                                                           September 19,
                                                                                                               2001
                                                  Three          Three           Nine           Nine         (Date of
                                                  Months         Months         Months         Months       Inception)
                                                  ended          ended          ended          ended         through
                                               September 30,  September 30,  September 30,  September 30,  September 30,
                                                   2008           2007           2008           2007           2008
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                    900          1,675          4,925          3,675         22,700
     Legal fees                                          --             --          9,289          5,331         17,825
     Shareholder expense                                830          1,877          2,120          3,771         12,427
     Other general and administrative expense         4,805          4,740         14,105         14,344         38,669
                                                -----------    -----------    -----------    -----------    -----------
        Total operating expenses                      6,535          8,292         30,439         27,121         91,621
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (6,535)        (8,292)       (30,439)       (27,121)       (91,621)
                                                -----------    -----------    -----------    -----------    -----------

Other (expense)
     Loan fee - related party                        (1,000)            --         (1,000)            --         (1,000)
     Interest expense                                  (273)            --           (407)            --           (407)
                                                -----------    -----------    -----------    -----------    -----------
        Total other (expense)                        (1,273)            --         (1,407)            --         (1,407)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $    (7,808)   $    (8,292)   $   (31,846)   $   (27,121)   $   (93,028)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)   $     (0.03)   $     (0.02)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,378,289      1,200,028      1,259,882      1,106,988
                                                ===========    ===========    ===========    ===========



             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      For the
                                                                                       Period
                                                                                    September 19,
                                                                                        2001
                                                            Nine          Nine        (Date of
                                                           Months        Months      Inception)
                                                           ended         ended        through
                                                        September 30, September 30, September 30,
                                                            2008          2007          2008
                                                         ----------    ----------    ----------
Cash flows from operating activities:
        Net (loss)                                       $  (31,846)   $  (27,121)   $  (93,028)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                              --           711        22,967
           Accounts receivable                                  200            --            --
           Accounts payable                                   1,075        (4,725)        1,500
           Stock issued for loan fee                          1,000            --         1,000
           Accrued interest                                     407            --           407
                                                         ----------    ----------    ----------
    Net cash (used) in operating activities                 (29,164)      (31,135)      (67,154)
                                                         ----------    ----------    ----------

Cash flow from investing activities                              --            --            --
                                                         ----------    ----------    ----------

Cash flow from financing activities:
        Advances from related party                           8,000            --         8,000
        Proceeds from shareholder loan                       10,000            --        10,000
        Sale of Common Stock                                     --        50,000        50,000
                                                         ----------    ----------    ----------
           Net cash provided from financing activities       18,000        50,000        68,000
                                                         ----------    ----------    ----------

NET INCREASE IN CASH                                        (11,164)       18,865           846
CASH, BEGINNING OF THE PERIOD                                12,010            --            --
                                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $      846    $   18,865           846
                                                         ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $       --    $      711    $   22,967
                                                         ----------    ----------    ----------

SUPPLEMENTAL CASH FLOW
    For the period ended September 30, 2008
        Cash paid for interest                           $       --    $       --    $       --
                                                         ----------    ----------    ----------
        Cash paid for income taxes                       $       --    $       --    $       --
                                                         ----------    ----------    ----------

    Stock issued for loan fee                            $    1,000    $       --    $    1,000
                                                         ==========    ==========    ==========

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

    The Company's development activities since inception have been financially sustained through stockholder donations to the Company, sales of the Company's common stock and loans by related parties.

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

    The shares were issued in a private transaction in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The basis for relying on this exemption is that the issuance of the shares to Underwood was a privately negotiated transaction that did not involve a general solicitation. The shares may not be transferred except pursuant to a registration statement which has become effective under the Securities Act or pursuant to an exemption from such registration. The Company is not obligated to register the shares under the Securities Act or to list the shares on a securities exchange

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust ("Lazzeri") whose Trustee is Robert Lazzeri, (the "Lender"), to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. In connection with and as a loan fee for the foregoing unsecured credit facility, Lazzeri received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. The terms of the Revolving Credit Agreement were based on an arms-length negotiation and approved by the Company's Board of Directors.

    The Company's stock received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007.

NOTE 3 - DUE TO SHAREHOLDERS

    On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust ("Lazzeri") whose Trustee is Robert Lazzeri, (the "Lender"), to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Lazzeri received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. At September 30, 2008 the principal balance on the note was $10,000 with available credit of $240,000.

NOTE 4 - WARRANTS

    On September 26, 2002, the Company issued warrants to purchase shares of the Company's $.0001 par value common stock to their creditors in final payment of the funds they were owed. The warrant holders were granted the right to purchase 6,000,168 shares of common stock of the Company, 2,000,056 of these warrants have an exercise price of $2.00, 2,000,056 have an exercise price of $4.00, and 2,000,056 have an exercise price of $6.00. The warrants had various expiration dates which have all been extended by the Company currently expire on December 31, 2008.

    The following is a summary of the status of all of the Company's stock warrants as of September 30, 2008 and 2007 and changes during the nine months ended on those dates:


                                                   Number of Shares     Weighted-Average
                                                                         Exercise Price
                                                   -----------------    -----------------
     Outstanding at December 31, 2006                     6,000,168          $4.00
         Granted                                                  0          $0.00
         Exercised                                                0          $0.00
         Cancelled                                                0          $0.00
                                                   -----------------    -----------------
     Outstanding at September 30, 2007                    6,000,168          $4.00
         Granted                                                  0          $0.00
         Exercised                                                0          $0.00
         Cancelled                                                0          $0.00
                                                   -----------------    -----------------
     Outstanding at December 31, 2007                     6,000,168          $4.00
         Granted                                                  0          $0.00
         Exercised                                                0          $0.00
         Cancelled                                                0          $0.00
                                                   -----------------    -----------------
     Outstanding at September 30, 2008                    6,000,168          $4.00
                                                   =================    =================
     Warrants exercisable at September 30, 2007           6,000,168          $4.00
                                                   =================    =================
     Warrants exercisable at September 30, 2008           6,000,168          $4.00
                                                   =================    =================


    The following tables summarize information about stock warrants outstanding and exercisable at September 30, 2008:

                                                            STOCK WARRANTS OUTSTANDING
                                   -----------------------------------------------------------------------------
              Exercise Prices          Number of Shares           Weighted-Average          Weighted-Average
                                                               Remaining Contractual
                                          Outstanding              Life in Years             Exercise Price
          ------------------------   ----------------------    -----------------------    ----------------------
                   $2.00                         2,000,056              0.25                      $2.00
                   $4.00                         2,000,056              0.25                      $4.00
                   $6.00                         2,000,056              0.25                      $6.00
                                     ----------------------    -----------------------    ----------------------
                                                 6,000,168              0.25                      $4.00
                                     ======================    =======================    ======================



                                        STOCK WARRANTS EXERCISABLE
                            ---------------------------------------------------
       Exercise Prices          Number of Shares           Weighted-Average
                                   Outstanding              Exercise Price
      ---------------------   ----------------------    -----------------------
            $2.00                         2,000,056             $2.00
            $4.00                         2,000,056             $4.00
            $6.00                         2,000,056             $6.00
                              ----------------------    -----------------------
                                          6,000,168             $4.00
                              ======================    =======================

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

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended December 31, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

    Revenue. No operating revenues were generated during the three months ended September 30, 2008 and September 30, 2007.

    Operating Expenses. Total operating expenses were $6,535 and $8,292, respectively for the quarter ended September 30, 2008 and for the quarter ended September 30, 2007. Operating expenses consist of professional, management and filing fees.

    Other Expenses. Total other expenses were $1,273 and $0, respectively and for the quarter ended September 30, 2008 and the quarter ended September 30, 2007. On July 10, 2008 the Company entered into a Revolving Credit Agreement with an executive officer and director of the Company resulting in a loan fee expense of $1,000.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

    Revenue. No operating revenues were generated during the nine months ended September 30, 2008 and September 30, 2007.

    Operating Expenses. Total operating expenses were $30,439 and $27,121, respectively for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007. Operating expenses consist of professional, management and filing fees.

    Other Expenses. Total other expenses were $1,407 and $0, respectively and for the nine months ended September 30, 2008 and the nine months ended September 30, 2007. On July 10, 2008 the Company entered into a Revolving Credit Agreement with an executive officer and director of the Company resulting in a loan fee expense of $1,000.

Liquidity and Capital Resources

    As of September 30, 2008, the Company had $846 in cash or cash equivalents and a working capital deficit of $19,061.

    On April 30, 2007 the Company sold 200,000 unregistered shares of its common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000.

    On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2008, interest of $275 has accrued.

    On July 10, 2008, the Company entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, an executive officer and director of the Company, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of September 30, 2008, $10,000 was borrowed under this agreement with $132 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement the Company's request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that the Company could raise working capital or if any capital would be available at all.

        Off-Balance Sheet Items

        We have no off-balance sheet items as of September 30, 2008.

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

    As of September 30, 2008, our management, including the President, evaluated the overall effectiveness of the Company's responsibility and assessment of internal controls and procedures. Based on such evaluation, our management concluded that these internal controls and procedures were effective as of the end of the period covered by this quarterly report.

    There have not been any changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II           OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

    None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Item 5. - OTHER INFORMATION

    None

Item 6. - EXHIBITS

     Exhibit No    Description
     ----------    -------------------------------------------------------------

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2008.

                                   NB MANUFACTURING, INC.




                                   By /s/ Robert Lazzeri
                                      -------------------------------------
                                          Robert Lazzeri
                                          President and Principal Executive
                                          Officer


                                   By /s/ Derold L. Kelley
                                      -------------------------------------
                                          Derold L. Kelley
                                          Principal Financial Officer