Form 10-K
period 2008-12-31
NB Manufacturing, Inc.
filed 2009-03-27
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-52678

        Registrant, State of Incorporation, Address and Telephone Number

                  --------------------------------------------

                             NB MANUFACTURING, INC.
                             (a Nevada corporation)

                         2560 W. Main Street, Suite 200
                               Littleton, CO 80120
                                 (303) 794-9450

                I.R.S. Employer Identification Number 20-0853320

                  --------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


    Large accelerated filer [ ]               Accelerated filer [ ]
    Non-accelerated filer   [ ]               Smaller  reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

          Common Stock, $0.0001 par value - $63,444 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Common Stock, $0.0001 par value - 1,400,028 shares, as of March 27, 2009

                             NB Manufacturing, Inc.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2008

                                TABLE OF CONTENTS


                                                                            Page
PART I
------
Item 1.        Business                                                      1
Item 1A.       Risk Factors                                                  2
Item 1B.       Unresolved Staff Comments                                     5
Item 2.        Properties                                                    6
Item 3.        Legal Proceedings                                             6
Item 4.        Submission of Matters to a Vote of Security Holders           6

PART II
-------
Item 5.        Market for Common Equity, Related Stockholder Matters and
                 Issuer Purchases of Equity Securities                       7
Item 6.        Selected Financial Data                                       7
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   7
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk    10
Item 8.        Financial Statements and Supplementary Data                   10
Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    10
Item 9A.       Controls and Procedures                                       10
Item 9B.       Other Information                                             11

PART III
--------
Item 10.       Directors, Executive Officers and Corporate Governance        12
Item 11.       Executive Compensation                                        13
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                  13
Item 13.       Certain Relationships and Related Transactions, and
                 Director Independence                                       14
Item 14.       Principal Accountant Fees and Services                        15

PART IV
-------
Item 15.       Exhibits, Financial Statement Schedules                       17

Signatures                                                                   18

                                     PART I

Item 1. Business

References in this annual report to "the Company," "we," "us," and "our," refer to NB Manufacturing, Inc., unless the context indicates otherwise.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Look Statements

     Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933. as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words such as "anticipate," "plan," "believe," "seek," "estimate," "expect," "could," and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of NB Manufacturing, Inc. such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below. Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors. NB Manufacturing Inc. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

     NB Manufacturing, Inc. was incorporated on September 19, 2001 in the State of Nevada pursuant to a US Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). The Plan provided for New Bridge Products, Inc. to become a holding company for three operating subsidiaries, based on logical divisions of business operations and new business opportunities. NB Manufacturing, Inc., as one of the subsidiaries, was to subcontract with third parties for the cost intensive manufacturing of parts and products. The other two subsidiaries were to focus on design, licensing and distribution.

     The Company was not successful in its reorganized business and has now focused its efforts on seeking a business opportunity. We will attempt to locate and negotiate with a business entity for the merger of that target company into us. In certain instances, a target company may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company. We will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

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

     o    a presence in the United States capital market

Potential Target Companies

     A business entity, if any, which may be interested in a business combination with us may include the following:

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

     A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of our company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Competition

     We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Item 1A. Risk Factors

Cautionary Statements Regarding Future Results of Operations

     You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this and other of our filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like ours. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance.

No operating history or revenue and minimal assets.

     We have very limited operating history and no revenues or earnings from operations. There are no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Speculative nature of our proposed operations.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While our management would prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control.

Scarcity of and competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No agreement for business combination or other transaction - - No standards for business combination.

     We have no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Our management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we would require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued management control, limited time availability.

     While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of these individuals would adversely affect development of our business and its likelihood of continuing operations.

Conflicts of interest - - General.

     Our officers and directors participate in other business ventures which may compete directly with us. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or their affiliates or associates directly or indirectly have a controlling interest. Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through their own initiative, will not change said policy. Refer to "ITEM 13. Certain Relationships and Related Transactions, and Director Independence."

Reporting requirements may delay or preclude acquisitions.

     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of market research or marketing organization.

     We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a merger or acquisition of the type contemplated by us, there is no assurance that we would be successful in completing any such business combination.

Lack of diversification.

     Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with only one business entity. Consequently, our activities will be limited to those engaged in by the business entity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation under Investment Company Act.

     Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable change in control and management.

     A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion our common stock held by them. The resulting change in control of us will likely result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs. Currently, there are no pending acquisitions, business combinations or mergers.

Reduction of percentage share ownership following business combination.

     Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in us issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of us would result in a reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control or management of us.

Taxation.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of audited financial statements may disqualify business opportunities.

     Our management will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements. In such case, we may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Restriction on Rule 144 sales for a "blank check "company may discourage potential business combinations.

     Effective February 15, 2008, the U. S. Securities and Exchange Commission (the "SEC") approved amendments to Rule 144 of the Securities Act of 1933 ("Rule 144"). The amended rules include new treatment for the sale of shares of a "shell company' which includes a "blank check" company and applies to us. Under the amended rules, Rule 144 cannot be relied upon for the resale of restricted or unrestricted securities originally issued by a shell company or an issuer that at any time has been a shell company unless (i) the issuer has ceased to be a shell company; (ii) the issuer is subject to the reporting requirements of
Section 13 or 15(d) of the Exchange Act and has filed all required reports during the 12 months preceding the Rule 144 sale and (iii) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting that the entity is no longer a shell company.

     The foregoing restrictions on the use of Rule 144 for the sale of securities issued by a shell company may reduce the attractiveness of us as a business combination candidate and accordingly, there may be more limited potential business opportunities that are willing to enter into a business combination with any company that is currently or in the last year has been a shell company, including us.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

The current crisis in global credit and financial markets could materially and adversely affect our business.

     As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. The current tightening of credit in financial markets and the general economic downturn has led consumers and businesses to postpone spending, which has caused uncertainty in our possible merger candidates. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and if the current uncertain economic conditions continue or further deteriorate our business and results of operations could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We currently have no properties and at this time no agreements to acquire any properties. We currently use the offices of Mr. Robert Lazzeri, our President and a member of our board of directors which are located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. In the fourth quarter of 2006, we began accruing $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage and supplies and administrative support to a company controlled by a stockholder of ours.

Item 3 Legal Proceedings.

     We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to security holders for a vote during the quarter ended December 31, 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     We received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007. To date, our stock has been thinly traded.

Holders

     As of March 27, 2009, we had approximately 112 holders of record of our common stock.

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

Item 6. Selected Financial Data

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under "Risk Factors" and elsewhere in this report.

Overview

     NB Manufacturing, Inc. was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc. with the purpose of providing manufacturing services to New Bridge Products, Inc.

     Currently, we are in the development stage and have not yet realized any revenues from our planned operations. Our business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

     We have no particular acquisition in mind and are not currently in negotiations regarding such an acquisition. Our management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.

     Our management and its affiliates may pay referral fees to consultants and others who refer target businesses for mergers into public companies in which our management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the company retained by management and its affiliates, or both.

     We currently have no full time employees. Our President has agreed to allocate a portion of his time to our activities without compensation. The President anticipates that our business plan can be implemented by his devoting no more than 40 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict its search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Our management anticipates that it will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, who are not professional business analysts. In analyzing prospective business opportunities, our management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

     The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms. We will not restrict our search for any specific kind of business entities, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing our business purposes.

     Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as we have limited cash assets with which to pay such obligation.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, our management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services. A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of us. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). With respect to any merger or acquisition negotiations with a target company, our management expects to focus on our percentage which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of the Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in the annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

Results of Operations

For year ended December 31, 2008, compared the year ended December 31, 2007.

     Revenue.   No operating revenues were generated during the year ended
December 31, 2008 and December 31, 2007.

     Operating Expenses.   Total operating expenses were $38,041 and $34,201,
respectively for the year ended December 31, 2008 and for the year ended December 31, 2007. Operating expenses consisted of professional, management and filing fees.

     Other Expenses.   Total other expenses were $1,740 and $0, respectively and
for year ended December 31, 2008 and for the year ended December 31, 2007. On July 10, 2008 we entered into a Revolving Credit Agreement with an executive officer and director of our Company resulting in a loan fee expense of $1,000 and interest expense of $740.

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

Liquidity and Capital Resources

     As of December 31, 2008, we had $3,439 in cash and cash equivalents and a working capital deficit of $26,996.

     On April 30, 2007 we sold 200,000 unregistered shares of our common stock, par value $.0001, to Underwood Family Partners, Ltd., ("Underwood") an accredited investor for a total purchase price of $50,000.

    On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. As of December 31, 2008, interest of $416 has accrued.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of December 31, 2008, $15,000 was borrowed under this agreement with $324 of interest accrued.

    While future operating activities are expected to be funded by the Revolving Credit Agreement our request for funds under the Revolving Credit Agreement are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreement, additional sources of funding would be required to continue operations. There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

     We have no off-balance sheet items as of December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

     Report of Independent Registered Public Accounting Firm              F-1
     Balance Sheets as of December 31, 2008 and 2007                      F-2
     Statements of Operations for the years ended
          December 31, 2008, 2007 and from September 19, 2001
         (Date of Inception) through December 31, 2008                    F-3
     Statements of Changes in Stockholders' Equity (Deficit)
         for the years ended December 31, 2008 and 2007                   F-4
     Statements of Cash Flows for the Years Ending
         December 31, 2008, 2007 and from September 19, 2001
        (Date of Inception) through December 31, 2008                     F-5
     Notes to Financial Statements                                        F-6


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     We have had no disagreements with our accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act. Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

     The annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

     The following sets forth certain information regarding each of our directors and executive officers:

   Name                Age    Position                           Director or
                                                                 Officer Since
   ----------------- -------- ---------------------------------- ---------------
   Robert Lazzeri      47     President and Director             December 2006
   Derold L. Kelley    52     Secretary/Treasurer and Director   September 2001


     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     The following is a summary of our directors' and executive officers' business experience.

     Robert Lazzeri. President and Director. Mr. Lazzeri, is a private investor and business executive. From August 2006 to the present, Mr. Lazzeri has been a Principal with Inverness Investments, Inc., a privately-held financial consulting company in Littleton, Colorado. From February 2003 to January 2007, Mr. Lazzeri was a Managing Member of Black Diamond Industries, LLC, a privately-held investment company. From October 1989 to October 1999 Mr. Lazzeri was a Partner and Senior Vice President with Daniels & Associates' investment banking group in Denver, Colorado. From 1983 to 1989 Mr. Lazzeri worked for five years with a "Big Eight" Public Accounting firm and then in Corporate Finance for a private company. Mr. Lazzeri graduated with a Bachelor of Science degree in Accounting from the University of Colorado. He is a CPA.

      In addition to his experience noted above, Mr. Lazzeri has been involved with the following publicly reporting companies: From November 2007 to present, Mr. Lazzeri has been the President and a Director of Princeton Acquisitions, Inc. From May 2007 to April 2008, Mr. Lazzeri was President and a Director of NB Design & Licensing, Inc. From December 2006 to present, Mr. Lazzeri has been an Executive Officer and Director of Birch Branch, Inc. From October 1999 to April 2002 Mr. Lazzeri was Chief Executive Officer and Director of PentaStar Communications, Inc.

     Derold L. Kelley. Secretary/Treasurer and Director. From 1978 until his honorable discharge in 1984, Mr. Kelley was in the United States Air Force. From 1984, through December 2001 Mr. Kelley has been a founder and an executive officer of New Bridge Manufacturing Inc. and it's prior corporation Care Concepts, Inc, responsible for supervising the Company's production facilities. Mr. Kelley served as a director and secretary until the company ceased operations in 2001. From 2001 until 2002 Mr. Kelley was involved in private investing for his own account. In 2002 Mr. Kelley was a founder of On Line Pest Control and served as it's president until July 2005, when Mr. Kelley formed Are You Bugged Inc. where he continues to serve as it's president. From September 2007 to April 2008, Mr. Kelley was a Director for NB Design Licensing. Mr. Kelley continues to devote his time as required to NB Manufacturing to perform his duties.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that during and for the fiscal year ended December 31, 2008, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Code of Ethics

     We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require a code of ethics at this time. The board of directors takes the position that management of a target business will adopt a code of ethics that will be suitable for its operations after we consummate a business combination.

Nominating Committee

     We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

     The board of directors has not established an audit committee nor adopted an audit committee charter, rather, the entire board of directors serves the functions of an audit committee. Given the nature of our business, our limited stockholder base and current composition of management, the board of directors does not believe that we require an audit committee at this time. The board of directors takes the position that management of a target business will establish an audit committee and adopt an audit committee charter that will be suitable for its operations after we consummate a business combination.

Item 11. Executive Compensation

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred
Compensation

     There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2008.

Director Compensation

     The director's received no compensation during the year ended December 31, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the ownership of our Common Stock as of the March 27, 2008, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

                                                                   Percent
                                                Number of         Ownership
              Name and Address                   Shares          Common (1)
   ----------------------------------------   --------------    --------------
   ----------------------------------------   --------------    --------------
   Robert Lazzeri                                     7,300              0.5%
   President and Director
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Lazzeri Family Trust,                            320,000             22.9%
   Robert Lazzeri, Trustee (2)
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Derold L Kelley                                   11,459              0.8%
   Secretary/Treasurer and Director
   3410 W. Glendale Ave., Suite D
   Phoenix, AZ 85051
                                              --------------    --------------
   All officers and directors as a group            338,759             24.2%
   (2 persons)

   EARNCO M.P.P.P (3)                               304,000             21.7%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Mathis Family Partners, LTD (3)                  376,000             26.9%
   2560 W. Main Street, Suite 200
   Littleton, CO 80123

   Underwood Family Partners, LTD                   100,000              7.1%
   5 Eagle Pointe Lane
   Castle Rock, CO 80108

   Battersea Capital Inc.                           100,000              7.1%
   P.O. Box 153
   Santa Monica, CA 90403


(1) Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 1,400,028 shares of common stock outstanding.

(2)  Includes shares that are controlled by Robert Lazzeri.

(3)  Includes shares that are controlled by Earnest Mathis, Jr.


Item 13. Certain Relationships and Related Transactions, and Director
Independence

Related Party Transactions

     We currently utilize the offices of Mr. Robert Lazzeri our President and a member of our board of directors, accruing $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage and supplies and administrative support to a company controlled by one of our stockholders. We paid a total of $18,000 in each of the years ended December 31, 2008 and 2007. Mr. Lazzeri has agreed to continue this arrangement until we complete an acquisition or merger.

    On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. In connection with and as a loan fee for the foregoing unsecured credit facility, Lazzeri received 200,000 unregistered shares of the Company's common stock shares valued at $1,000.

Conflicts of Interest

     Mr. Lazzeri will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Lazzeri. Demands may be placed on the time of Mr. Lazzeri which will detract from the amount of time he is able to devote to us. Mr. Lazzeri intends to devote as much time to our activities as required. However, should such a conflict arise, there is no assurance that Mr. Lazzeri would not attend to other matters prior to those of us. Mr. Lazzeri projects that initially up to 40 hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted. Mr. Lazzeri currently owns or controls 327,300 shares of our common stock which represents 23.4% of our total issued and outstanding shares and is our President and a member of our board of directors. At the time of a business combination, our management expects that some or all of the shares of Common Stock owned by Mr. Lazzeri will be purchased by the target company or retired by us. The amount of Common Stock sold or continued to be owned by Mr. Lazzeri cannot be determined at this time. The terms of business combination may include such terms as Mr. Lazzeri remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Lazzeri for the purchase of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Lazzeri would directly benefit from such employment or payment. Such benefits may influence Mr. Lazzeri choice of a target company. We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or promoters of us or to their associates or affiliates. No loans of any type have, or will be, made by us to management or promoters of us or to any of their associates or affiliates. We will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of us or any affiliates or associates have any interest, direct or indirect.

     Our management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) Any lending by us to such persons; (ii) The issuance of any additional securities to such persons prior to a business combination except for fair and adequate payment; (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) The payment of any finder's fees to such persons. These policies have been adopted by our Board of Directors, and any changes in these provisions require the approval of the Board of Directors. Our management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by our management to resolve conflicts of interest in favor of us could result in liability of our management to us. However, any attempt by shareholders to enforce a liability of our management to us would most likely be prohibitively expensive and time consuming.

Director Independence

     We have not established our own definition for determining whether our directors and nominees for directors are "independent" nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

     Our current management cannot predict whether incoming management of a target business upon the consummation of a business combination, if such transaction occurs, will adopt a definition of "independence" or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

     We paid Weaver & Martin, LLC a total of $5,125 and $3,325, respectively for fiscal year ended December 31, 2008 and 2007 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2008 and 2007.

Tax Fees

     For the Company's fiscal year ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice and tax planning, as these services were provided as part of the administrative support reimbursement provided by a company controlled by one of our stockholders.

All Other Fees

     None.

Audit Committee's Pre-Approval Process

     We have not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to the completion of the audit.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form
10-K:

1)   Financial Statements:

     Reports of Independent Registered Public Accounting Firm

     Balance Sheets at December 31, 2008 and 2007

     Statements of Operations for years ended December 31, 2008, 2007 and from September 19, 2001 (date of inception) through December 31, 2008

     Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2008 and 2007

     Statements of Cash Flows for the years ended December 31, 2008, 2007 and from September 19, 2001 (date of inception) through December 31, 2008

     Notes to Financial Statements

2)   Financial Statement Schedule:

     We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the related notes.

3)   Exhibits:

     The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.


Exhibit No.    Description
-----------    ----------------------------------------------------------------

  3.1          Articles of Incorporation, incorporated by reference to Exhibit
               3.01 filed with Form 10-SB12G filed June 8, 2007

  3.2 By-laws, incorporated by reference to Exhibit 3.05 files with Form 10-SB12G filed June 8, 2007

  10.1 Demand Promissory Note with Inverness Investments, Inc., incorporated by reference to Exhibit 99.1 filed with Form 8-K filed July 18, 2008

  10.2         Revolving Credit Agreement, incorporated by reference to Exhibit
               99.2 filed with Form 8-K filed July 18, 2008

  10.3 Revolving Loan Note, incorporated by reference to Exhibit 99.3 filed with Form 8-K filed July 18, 2008

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

                                NB MANUFACTURING, INC.


                                By   /s/ Robert Lazzeri
                                     -----------------------------------------
                                     Robert Lazzeri
                                     President and Principal Executive Officer

                                By   /s/ Derold L. Kelley
                                     -----------------------------------------
                                     Derold L. Kelley
                                     Principal Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                Name                Title                             Date
--------------------     ----------------    --------------------------------  --------------------
/s/ Robert Lazzeri       Robert Lazzeri      President and Director            March 27, 2009

/s/ Derold L. Kelley     Derold L. Kelley    Secretary/Treasurer and Director  March 27, 2009



                                                                 WEAVER & MARTIN

To the Board of Directors and Stockholders
NB Manufacturing, Inc. (A Development Stage Company)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of NB Manufacturing, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended and the period of September 19, 2001 (inception) to December 31, 2008. NB Manufacturing, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. as of December 31, 2008 and 2007 and the results of its operations, stockholders' equity, and cash flows for the two years then ended and the period of September 19, 2001 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin
--------------------
Weaver & Martin, LLC
Kansas City, Missouri
March 27, 2009
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


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                 For the Years Ended December 31, 2008 and 2007

                                                                      2008        2007
                                                                   ---------    ---------
ASSETS
Current assets:
      Cash                                                         $   3,439    $  12,010
      Accounts Receivable                                                 --          200
                                                                   ---------    ---------
         Total current assets                                          3,439       12,210

         Total assets                                              $   3,439    $  12,210
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      Accounts payable                                             $   6,695    $     425
      Accrued interest - related party                                   740           --
      Notes payable - related party                                   23,000           --
                                                                   ---------    ---------
        Total current liabilities                                     30,435          425

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                            --           --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,400,028 and 1,200,028 issued and outstanding respectively          140          120
Additional paid in capital                                            73,827       72,847
Accumulated (deficit) during development stage                      (100,963)     (61,182)
                                                                   ---------    ---------

         Total shareholders' equity (deficit)                        (26,996)      11,785
                                                                   ---------    ---------

         Total liabilities and shareholders' equity (deficit)      $   3,439    $  12,210
                                                                   =========    =========


                        See Notes to Financial Statements



                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               For the Years Ended December 31, 2008, 2007 and for
         the Period from September 19, 2001 (Date of Inception) through
                                December 31, 2008

                                                                                For the
                                                                                 Period
                                                                             September 19,
                                                                                  2001
                                                                                (Date of
                                                 For the        For the        Inception)
                                                Year Ended     Year Ended        through
                                                December 31,   December 31,   December 31,
                                                   2008           2007            2008
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  6,125          4,725         23,900
     Legal fees                                       9,534          5,331         18,070
     Shareholder relations                            3,077          5,101         13,384
     Other general and administrative expense        19,305         19,044         43,869
                                                -----------    -----------    -----------
        Total operating expenses                     38,041         34,201         99,223
                                                -----------    -----------    -----------

Net (loss) from operations                          (38,041)       (34,201)       (99,223)
                                                -----------    -----------    -----------

Other (expense)
     Loan fee - related party                        (1,000)            --         (1,000)
     Interest expense - related party                  (740)            --           (740)
                                                -----------    -----------    -----------
        Total other (expense)                        (1,740)            --         (1,740)
                                                -----------    -----------    -----------

Net (loss)                                      $   (39,781)   $   (34,201)   $  (100,963)
                                                ===========    ===========    ===========


Net (loss) per common share                     $     (0.03)   $     (0.03)
                                                -----------    -----------

Weighted average number of
     common shares outstanding                    1,295,110      1,130,439
                                                ===========    ===========


                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               For the Years Ended December 31, 2008, 2007 and for
         the Period from September 19, 2001 (Date of Inception) through
                                December 31, 2007



                                                                        Accumulated
                                                                         (Deficit)      Total
                                          Common Stock       Additional   During     Stockholders'
                                     ---------------------     pd-in    Development    Equity
                                       Shares     Amount      Capital      Stage      (Deficit)
                                     ---------   ---------   ---------   ---------    ---------
Balance at January 1, 2006           1,000,028   $     100   $  22,156   $ (26,981)   $  (4,725)

Expenses paid by stockholders and           --          --         711          --          711
     donated to the company
Additional pd-in capital               200,000          20      49,980          --       50,000
Net (loss)                                  --          --          --     (34,201)     (34,201)

                                     ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2007         1,200,028         120      72,847     (61,182)      11,785

Issuance for loan fee                  200,000          20         980          --        1,000

Net (loss)                                  --          --          --     (39,781)     (39,781)
                                     ---------   ---------   ---------   ---------    ---------
Balance at December 31, 2008         1,400,028   $     140   $  73,827   $(100,963)   $ (26,996)
                                     =========   =========   =========   =========    =========


                        See Notes to Financial Statements



                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2008 and 2007

                                                                                   For the
                                                                                   Period
                                                                                 September 19,
                                                                                     2001
                                                                                   (Date of
                                                          For the      For the    Inception)
                                                         Year Ended   Year Ended    through
                                                        December 31, December 31, December 31,
                                                            2008         2007         2008
                                                         ---------    ---------    ---------
Cash flows from operating activities:
        Net (loss)                                       $ (39,781)   $ (34,201)   $(100,963)
        Adjustments to reconcile:
           Expenses paid by stockholders and
             donated to the company                             --          711       22,967
           Accounts receivable                                 200         (200)          --
           Accounts payable                                  6,270       (4,300)       6,695
           Stock issued for loan fee                         1,000           --        1,000
           Accrued interest                                    740           --          740
                                                         ---------    ---------    ---------
    Net cash (used) in operating activities                (31,571)     (37,990)     (69,561)
                                                         ---------    ---------    ---------

Cash flow from investing activities                             --           --           --
                                                         ---------    ---------    ---------

Cash flow from financing activities:
        Advances from related party                          8,000           --        8,000
        Proceeds from shareholder loan                      15,000           --       15,000
        Sale of Common Stock                                    --       50,000       50,000
                                                         ---------    ---------    ---------
           Net cash provided from financing activities      23,000       50,000       73,000
                                                         ---------    ---------    ---------

NET INCREASE IN CASH                                        (8,571)      12,010        3,439
CASH, BEGINNING OF THE PERIOD                               12,010           --           --
                                                         ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD             $   3,439    $  12,010        3,439
                                                         =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
        donated to the company                           $      --    $     711    $  22,967
                                                         ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended December 31, 2008
        Cash paid for interest                           $      --    $      --    $      --
                                                         ---------    ---------    ---------
        Cash paid for income taxes                       $      --    $      --    $      --
                                                         ---------    ---------    ---------

    Stock issued for loan fee                            $   1,000    $      --    $   1,000
                                                         =========    =========    =========


                        See Notes to Financial Statements

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
-------------------------

     NB Manufacturing, Inc. (the "Company") was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc. The creditors of New Bridge Products, Inc. received 1,000,028 shares of NB Manufacturing, Inc. and warrants (see Note 4) to purchase an additional 6,000,168 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc. The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.

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

Net (Loss) Per Share
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

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

     In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Standard is not expected to have a material effect on the Company's results of operations or financial position.

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

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust (the "Lender") whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. The terms of the Revolving Credit Agreement were based on an arms-length negotiation and approved by the Company's Board of Directors.

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

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust (the "Lender") whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. At December 31, 2008 the principal balance on the note was $15,000 with available credit of $235,000.

NOTE 4 - WARRANTS

    On September 26, 2002, the Company issued warrants to purchase shares of the Company's $.0001 par value common stock to their creditors in final payment of the funds they were owed. The warrant holders were granted the right to purchase 6,000,168 shares of common stock of the Company, 2,000,056 of these warrants have an exercise price of $2.00, 2,000,056 have an exercise price of $4.00, and 2,000,056 have an exercise price of $6.00. The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008. None of the warrants were exercised by December 31, 2008 and therefore have been cancelled.

    The following is a summary of the status of all of the Company's stock warrants as of December 31, 2008 and 2007 and changes during the year ended on those dates:

                                           Number of Shares     Weighted-Average
                                                                 Exercise Price
                                           -----------------    ----------------
    Outstanding at December 31, 2006              6,000,168          $4.00
        Granted                                           0          $0.00
        Exercised                                         0          $0.00
        Cancelled                                         0          $0.00
                                           -----------------    ----------------
    Outstanding at December 31, 2007              6,000,168          $4.00
        Granted                                           0          $0.00
        Exercised                                         0          $0.00
        Cancelled                                 6,000,168          $4.00
                                           -----------------    ----------------
    Outstanding at December 31, 2008                      0          $0.00
                                           =================    ================


NOTE 5 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred assets and liabilities are as follows:

                                                        2008         2007
                                                      --------    --------
     Deferred tax assets:
       Net operating loss carryforwards               $ 34,300    $ 20,800
       Valuation allowance for deferred tax assets    $(34,300)   $(20,800)
                                                      --------    --------
     Net deferred tax assets                          $     --    $     --
                                                      ========    ========

     The reconciliation of income tax benefit computed at the federal tax rate of 34% is as follows:

                                                        2008          2007
                                                      -------       -------
     Tax benefit at statutory rate                    $34,300       $20,800
       Valuation allowance adjustment                 $34,300       $20,800
                                                      -------       -------
     Income tax benefit                               $    --       $    --
                                                      =======       =======

     A summary of the valuation allowance is as follows:

                                                        2008          2007
                                                      -------       -------
     Balance at beginning of year                     $20,800       $ 9,200
        Additional for year                           $13,500       $11,600
                                                      -------       -------
     Balance at end of year                           $34,300       $20,800
                                                      =======       =======

     The Company has the following tax carry forwards at December 31, 2008:

                  Year             Amount            Expiration Date
                  ----             ------            ---------------
         Net operating loss
           December 31, 2004       $  4,920          December 31, 2024
           December 31, 2005         12,146          December 31, 2025
           December 31, 2006          9,915          December 31, 2026
           December 31, 2007         34,201          December 31, 2027
           December 31, 2008         39,781          December 31, 2028
                                  ---------
                        Total      $100,963

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.