Form 10-Q
period 2009-03-31
NB Manufacturing, Inc.
filed 2009-05-05
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                        Commission file number: 000-52678

                             NB MANUFACTURING, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 5, 2009 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

                               Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets March 31, 2009 (unaudited) and
     December 31, 2008                                                      2

     Condensed Statements of Operations Three Months Ended
     March 31, 2009 and 2008 and from September 19, 2001
     (date of inception) through March 31, 2009 (unaudited)                 3

     Condensed Statements of Cash Flows Three Months Ended
     March 31, 2009 and 2008 and from September 19, 2001
     (date of inception) through March 31, 2009 (unaudited)                 4

     Notes to Condensed Financial Statements (unaudited)                    5

Item 2.  Management's Discussion and Analysis or Plan of Operation          7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         8

Item 4T. Controls and Procedures                                            8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits                                                           9

Part I            FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                       2009          2008
                                                                   -----------    -----------
                                                                   (Unaudited)     (audited)
ASSETS

Current assets:
       Cash                                                        $       100    $     3,439

          Total current assets                                             100          3,439
                                                                   -----------    -----------

         Total assets                                              $       100    $     3,439
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
       Accounts payable                                            $    12,091    $     6,695
       Accrued interest - related party                                  1,137            740
       Notes payable - related party                                    23,000         23,000
                                                                   -----------    -----------
         Total current liabilities                                      36,228         30,435

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                              --             --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,400,028 issued and outstanding                                       140            140
Additional paid in capital                                              73,827         73,827
Accumulated (deficit) during development stage                        (110,095)      (100,963)
                                                                   -----------    -----------

         Total shareholders' equity (deficit)                          (36,128)       (26,996)
                                                                   -----------    -----------

         Total liabilities and shareholders' equity (deficit)      $       100    $     3,439
                                                                   ===========    ===========

             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                For the
                                                                                 Period
                                                                             September 19,
                                                  For the        For the          2001
                                                   Three          Three         (Date of
                                                  Months         Months        Inception)
                                                   Ended          Ended         through
                                                 March 31,      March 31,      March 31,
                                                   2009           2008            2009
                                                -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  3,400          2,825         27,300
     Legal fees                                         245          8,566         18,315
     Shareholder relations                              430            313         13,814
     Other general and administrative expense         4,660          4,620         48,529
                                                -----------    -----------    -----------
        Total operating expenses                      8,735         16,324        107,958
                                                -----------    -----------    -----------

Net (loss) from operations                           (8,735)       (16,324)      (107,958)
                                                -----------    -----------    -----------

Other (expense)
     Loan fee - related party                            --             --         (1,000)
     Interest expense - related party                  (397)            --         (1,137)
                                                -----------    -----------    -----------
        Total other (expense)                          (397)            --         (2,137)
                                                -----------    -----------    -----------

Net (loss)                                      $    (9,132)   $   (16,324)   $  (110,095)
                                                ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)
                                                -----------    -----------

Weighted average number of
     common shares outstanding                    1,400,028      1,200,028
                                                ===========    ===========


             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                   For the
                                                                                    Period
                                                                                September 19,
                                                          For the     For the        2001
                                                           Three       Three       (Date of
                                                          Months      Months      Inception)
                                                           Ended       Ended       through
                                                         March 31,   March 31,    March 31,
                                                           2009        2008          2009
                                                        ---------    ---------    ---------
Cash flows from operating activities:
       Net (loss)                                       $  (9,132)   $ (16,324)   $(110,095)
       Adjustments to reconcile:
          Expenses paid by stockholders and
            donated to the company                             --           --       22,967
          Accounts receivable                                  --          200           --
          Accounts payable and accrued liabilities          5,396        4,163       12,091
          Stock issued for loan fee                            --           --        1,000
          Accrued interest                                    397           --        1,137
                                                        ---------    ---------    ---------
    Net cash (used) in operating activities                (3,339)     (11,961)     (72,900)
                                                        ---------    ---------    ---------

Cash flow from investing activities                            --           --           --
                                                        ---------    ---------    ---------

Cash flow from financing activities:
       Advances from related party                             --           --        8,000
       Proceeds from shareholder loan                          --           --       15,000
       Sale of Common Stock                                    --           --       50,000
                                                        ---------    ---------    ---------
          Net cash provided from financing activities          --           --       73,000
                                                        ---------    ---------    ---------

NET INCREASE IN CASH                                       (3,339)     (11,961)         100
CASH, BEGINNING OF THE PERIOD                               3,439       12,010           --
                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $     100    $      49          100
                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
       donated to the company                           $      --    $      --    $  22,967
                                                        ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended March 31, 2009
       Cash paid for interest                           $      --    $      --    $      --
                                                        ---------    ---------    ---------
       Cash paid for income taxes                       $      --    $      --    $      --
                                                        ---------    ---------    ---------

    Stock issued for loan fee                           $      --    $      --    $   1,000
                                                        =========    =========    =========



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

Summary of Accounting Basis of Presentation
-------------------------------------------

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2008, filed on Form 10-K on March 27, 2009.

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

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust (the "Lender") whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri is an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. At March 31, 2009 the principal balance on the note was $15,000 with available credit of $235,000.

NOTE 4 - WARRANTS

    On September 26, 2002, the Company issued warrants to purchase shares of the Company's $.0001 par value common stock to their creditors in final payment of the funds they were owed. The warrant holders were granted the right to purchase 6,000,168 shares of common stock of the Company, 2,000,056 of these warrants have an exercise price of $2.00, 2,000,056 have an exercise price of $4.00, and 2,000,056 have an exercise price of $6.00. The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008. None of the warrants were exercised by December 31, 2008 and therefore have expired.

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

    Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2008, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

    Revenue. No operating revenues were generated during the three months ended March 31, 2009 and March 31, 2008.

    Operating Expenses. Total operating expenses were $8,735 and $16,324, respectively for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of March 31, 2009, we had $100 in cash or cash equivalents and a working capital deficit of $36,128.

    On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2009, interest of $554 has accrued.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of March 31, 2009, $15,000 was borrowed under this agreement with $583 of interest accrued.

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

Off-Balance Sheet Items

    We have no off-balance sheet items as of March 31, 2009.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

    There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2009.

                              NB MANUFACTURING, INC.




                              By  /s/ Robert Lazzeri
                                  -------------------
                                  Robert Lazzeri
                                  President and Principal Executive Officer


                              By  /s/ Derold L. Kelley
                                  Derold L. Kelley
                                  Principal Financial Officer