Form 10-Q
period 2009-06-30
NB Manufacturing, Inc.
filed 2009-08-13
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2009

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 2009 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents


                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Balance Sheets June 30, 2009 (unaudited) and
             December 31, 2008                                                 2

             Condensed Statements of Operations Three Months Ended June
             30, 2009 and 2008 and Six Months Ended June 30, 2009 and
             2008 and from September 19, 2001 (date of inception) through
             June 30, 2009 (unaudited)                                         3

             Condensed Statements of Cash Flows Six Months Ended June 30,
             2009 and 2008 and from September 19, 2001 (date of
             inception) through June 30, 2009 (unaudited)                      4

             Notes to Condensed Financial Statements (unaudited)               5

Item 2.  Management's Discussion and Analysis or Plan of Operation             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4T. Controls and Procedures                                               9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits                                                             10


Part I FINANCIAL INFORMATION

Item 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                                     June 30,     December 31,
                                                                       2009           2008
                                                                   -----------    -------------
                                                                   (Unaudited)     (audited)
ASSETS
Current assets:
   Cash                                                            $       412    $       3,439

      Total current assets                                                 412            3,439
                                                                   -----------    -------------

    Total assets                                                   $       412    $       3,439
                                                                   ===========    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
    Accounts payable                                               $    15,695    $       6,695
    Accrued interest - related party                                       992              740
    Notes payable - related party                                       27,000           23,000
                                                                   -----------    -------------
      Total current liabilities                                         43,687           30,435

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
    none issued or outstanding                                              --               --
Common stock, authorized 60,000,000 shares, $.0001 par value,
    1,400,028 issued and outstanding                                       140              140
Additional paid in capital                                              73,827           73,827
Accumulated (deficit) during development stage                        (117,242)        (100,963)
                                                                   -----------    -------------

         Total shareholders' equity (deficit)                          (43,275)         (26,996)
                                                                   -----------    -------------

         Total liabilities and shareholders' equity (deficit)      $       412    $       3,439
                                                                   ===========    =============

             See notes to condensed financial statements (unaudited)


                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                              For the
                                                                                                               Period
                                                                                                            September 19,
                                                                                                                2001
                                                  Three          Three           Six            Six           (Date of
                                                  Months         Months         Months         Months        Inception)
                                                  ended          ended          ended          ended          through
                                                 June 30,       June 30,       June 30,       June 30,        June 30,
                                                   2009           2008           2009           2009            2009
                                                -----------    -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --    $        --

Operating expenses:
     Accounting fees                                  1,350          1,200          4,750          4,025         28,650
     Legal fees                                          20            723            265          9,289         18,335
     Shareholder relations                              834            976          1,264          1,289         14,648
     Other general and administrative expense         4,480          4,680          9,140          9,300         53,009
                                                -----------    -----------    -----------    -----------    -----------
        Total operating expenses                      6,684          7,579         15,419         23,903        114,642
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) from operations                           (6,684)        (7,579)       (15,419)       (23,903)      (114,642)
                                                -----------    -----------    -----------    -----------    -----------

Other (expense)
     Loan fee - related party                            --             --             --             --         (1,000)
     Interest expense - related party                  (463)          (133)          (860)          (133)        (1,600)
                                                -----------    -----------    -----------    -----------    -----------
        Total other (expense)                          (463)          (133)          (860)          (133)        (2,600)
                                                -----------    -----------    -----------    -----------    -----------

Net (loss)                                      $    (7,147)   $    (7,712)   $   (16,279)   $   (24,036)   $  (117,242)
                                                ===========    ===========    ===========    ===========    ===========


Net (loss) per common share                     $     (0.01)   $     (0.01)   $     (0.01)   $     (0.02)
                                                -----------    -----------    -----------    -----------

Weighted average number of
     common shares outstanding                    1,400,028      1,200,028      1,400,028      1,200,028
                                                ===========    ===========    ===========    ===========




             See notes to condensed financial statements (unaudited)



                             NB MANUFACTURING, INC.
                          (A Development Stage Company)
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  For the
                                                                                   Period
                                                                                September 19,
                                                                                    2001
                                                          Six          Six        (Date of
                                                         Months       Months     Inception)
                                                         ended        ended       through
                                                        June 30,     June 30,     June 30,
                                                          2009         2009         2009
                                                        ---------    ---------    ---------
Cash flows from operating activities:
       Net (loss)                                       $ (16,279)   $ (24,036)   $(110,095)
       Adjustments to reconcile:
          Expenses paid by stockholders and
            donated to the company                             --           --       22,967
          Accounts receivable                                  --          200           --
          Accounts payable and accrued liabilities          9,000        3,720       12,091
          Stock issued for loan fee                            --           --        1,000
          Accrued interest                                    252          133        1,137
                                                        ---------    ---------    ---------
    Net cash (used) in operating activities                (7,027)     (19,983)     (72,900)
                                                        ---------    ---------    ---------

Cash flow from investing activities                            --           --           --
                                                        ---------    ---------    ---------

Cash flow from financing activities:
       Advances from related party                         12,000        8,000        8,000
       Proceeds from shareholder loan                          --           --       15,000
       Repayment of related party loan                     (8,000)
       Sale of Common Stock                                    --           --       50,000
                                                        ---------    ---------    ---------
          Net cash provided from financing activities       4,000        8,000       73,000
                                                        ---------    ---------    ---------

NET INCREASE IN CASH                                       (3,027)     (11,983)         100
CASH, BEGINNING OF THE PERIOD                               3,439       12,010           --
                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $     412    $      27          100
                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    FINANCING ACTIVITIES:
    Expenses paid by stockholders and
       donated to the company                           $      --    $      --    $  22,967
                                                        ---------    ---------    ---------

SUPPLEMENTAL CASH FLOW
    For the period ended June 30, 2009
       Cash paid for interest                           $     608    $      --    $      --
                                                        ---------    ---------    ---------
       Cash paid for income taxes                       $      --    $      --    $      --
                                                        ---------    ---------    ---------

    Stock issued for loan fee                           $      --    $      --    $   1,000
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

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust (the "Lender") whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri was previously an executive officer and director of the Company. In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. The terms of the Revolving Credit Agreement were based on an arms-length negotiation and approved by the Company's Board of Directors.

NOTE 3 - DUE TO RELATED PARTIES

    On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. On May 5, 2009, the Company repaid the
Note in full with interest of $608.

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Lazzeri Family Trust (the "Lender") whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated July 10, 2008. Mr. Lazzeri was previously an executive officer and director of the Company. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company's common stock shares valued at $1,000. At June 30, 2009 the principal balance on the note was $15,000 with available credit of $235,000.

    On May 5, 2009, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with the Mathis Family Partners, Ltd and EARNCO MPPP (the "Lender") company's controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the "Revolving Loan Note") dated May 5, 2009. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. At June 30, 2009 the principal balance on the note was $12,000 with available credit of $38,000.

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

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

    Revenue. No operating revenues were generated during the three months ended June 30, 2009 and June 30, 2008.

    Operating Expenses. Total operating expenses were $6,684 and $7,579, respectively for the quarter ended June 30, 2009 and for the quarter ended June 30, 2008. Operating expenses consist of professional, management and filing fees.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

    Revenue. No operating revenues were generated during the six months ended June 30, 2009 and June 30, 2008.

    Operating Expenses. Total operating expenses were $15,419 and $23,903, respectively for the six months ended June 30, 2009 and for the six months ended June 30, 2008. Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

    As of June 30, 2009, we had $412 in cash or cash equivalents and a working capital deficit of $43,275.

    On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the "Note"). The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. On May 5, 2009, we repaid the Note and accrued interest of $608.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2009, $15,000 was borrowed under this agreement with $845 of interest accrued.

    On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, company's controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. As of June 30, 2009, $12,000 was borrowed under this agreement with $147 of interest accrued.

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

Off-Balance Sheet Items

    We have no off-balance sheet items as of June 30, 2009.

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

Part II OTHER INFORMATION
-------------------------

Item 1. - LEGAL PROCEEDINGS

   None.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None.

Item 3. - DEFAULTS UPON SENIOR SECURITIES

   None.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Item 5. - OTHER INFORMATION

    On May 5, 2009, the Company entered into a Revolving Credit Agreement with the Mathis Family Partners, Ltd and EARNCO MPPP. (the "Lender") company's controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note dated May 5, 2009. All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender. The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note. At June 30, 2009 the principal balance on the note was $12,000 with available credit of $38,000.

Item 6. - EXHIBITS

   Exhibit No  Description
   ----------- -----------------------------------------------------------------
      10.1 Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP.
      10.2      Revolving Loan Note with Mathis Family Partners, Ltd and
                EARNCO MPPP.
      31.1      Certification of Company's Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
      31.2      Certification of Company's Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification of Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of  2002
      32.2 Certification of Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2009.

                                            NB MANUFACTURING, INC.



                                            By  /s/ Derold L. Kelley
                                                --------------------
                                                Derold L. Kelley
                                                President, Principal Executive
                                                Officer and Principal Financial
                                                Officer