Form 10-Q
period 2009-09-30
NB Manufacturing, Inc.
filed 2009-11-12
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or
☐  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 000-52678

NB MANUFACTURING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

2560 W. Main Street, Suite 200
Littleton, CO 80120
(Address of principal executive offices)

(303) 794-9450
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☒           NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such file).
YES  ☐          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☒          NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 11, 2009 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets September 30, 2009 (unaudited) and December 31, 2008	2

Condensed Statements of Operations Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008 and from September 19, 2001 (date of inception) through September 30, 2009 (unaudited)	3

Condensed Statements of Cash Flows Nine Months Ended September 30, 2009 and 2008 and from September 19, 2001 (date of inception) through September 30, 2009 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	11

Part I  FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(audited)
ASSETS
Current assets:
Cash	$97	$3,439

Total current assets	97	3,439

Total assets	$97	$3,439

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$2,460	$695
Accounts payable - related party	16,500	6,000
Accrued interest - related party	1,478	740
Notes payable - related party	30,000	23,000
Total current liabilities	50,438	30,435

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(124,308)	(100,963)

Total shareholders’ equity (deficit)	(50,341)	(26,996)

Total liabilities and shareholders’ equity (deficit)	$97	$3,439

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008	For the Period September 19, 2001 (Date of Inception) through September 30, 2009

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,050	900	5,800	4,925	29,700
Legal fees	265	-	530	9,289	18,600
Shareholder relations	765	830	2,029	2,120	15,413
General and administrative expense, related party	4,500	4,500	13,500	13,500	54,000
Other general and administrative expense	-	305	140	605	3,509
Total operating expenses	6,580	6,535	21,999	30,439	121,222

Net (loss) from operations	(6,580)	(6,535)	(21,999)	(30,439)	(121,222)

Other (expense)
Loan fee - related party	-	(1,000)	-	(1,000)	(1,000)
Interest expense - related party	(486)	(273)	(1,346)	(407)	(2,086)
Total other (expense)	(486)	(1,273)	(1,346)	(1,407)	(3,086)

Net (loss)	$(7,066)	$(7,808)	$(23,345)	$(31,846)	$(124,308)

Net (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of
common shares outstanding	1,400,028	1,378,289	1,400,028	1,259,882

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	For the Period September 19, 2001 (Date of Inception) through September 30, 2009
Cash flows from operating activities:
Net (loss)	$(23,345)	$(31,846)	$(124,308)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts receivable	-	200	-
Accounts payable	1,765	(425)	2,460
Accounts payable, related party	10,500	1,500	16,500
Stock issued for loan fee	-	1,000	1,000
Accrued interest	738	407	1,478
Net cash (used) in operating activities	(10,342)	(29,164)	(79,903)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	8,000	8,000
Proceeds from shareholder loan	15,000	10,000	30,000
Repayment of related party advances	(8,000)	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	7,000	18,000	80,000

NET INCREASE IN CASH	(3,342)	(11,164)	97
CASH, BEGINNING OF THE PERIOD	3,439	12,010	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$97	$846	97

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$608	$-	$608.00
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$1,000	$1,000

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

NB Manufacturing, Inc. (the “Company”) was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc.  The creditors of New Bridge Products, Inc. received 1,000,028 shares of NB Manufacturing, Inc. and warrants (see Note 4) to purchase an additional 6,000,168 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc.  The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.

The Company currently has no operations and since its inception on September 19, 2001 is considered a development stage enterprise.  The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2008, filed on Form 10-K on March 27, 2009.

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

Development Stage Company

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company’s business plan is to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Based upon the Company’s business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

The Company’s development activities since inception have been financially sustained through stockholder donations to the Company, sales of the Company’s common stock and loans by related parties.

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

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources.

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on June 30, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 5, Subsequent Events, for this additional disclosure.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  The terms of the Revolving Credit Agreement were based on an arms-length negotiation and approved by the Company’s Board of Directors.

NOTE 3 – DUE TO RELATED PARTIES

On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. On May 5, 2009, the Company repaid the Note in full with interest of $608.

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At September 30, 2009 the principal balance on the note was $15,000 with available credit of $235,000.  The note has incurred a total of $1,110 in interest with $1,110 accrued as of September 30, 2009.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), company’s controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At September 30, 2009 the principal balance on the note was $15,000 with available credit of $35,000. The note has incurred a total of $368 in interest with $368 accrued as of September 30, 2009.

NOTE 4 – WARRANTS

On September 26, 2002, the Company issued warrants to purchase shares of the Company’s $.0001 par value common stock to their creditors in final payment of the funds they were owed.  The warrant holders were granted the right to purchase 6,000,168 shares of common stock of the Company, 2,000,056 of these warrants have an exercise price of $2.00, 2,000,056 have an exercise price of $4.00, and 2,000,056 have an exercise price of $6.00.  The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008.  None of the warrants were exercised by December 31, 2008 and therefore have expired.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 11, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

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

Results of Operations

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenue.  No operating revenues were generated during the three months ended September 30, 2009 and September 30, 2008.

Operating Expenses.  Total operating expenses were $6,580 and $6,535, respectively for the quarter ended September 30, 2009 and for the quarter ended September 30, 2008.  Operating expenses consist of professional, management and filing fees.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenue.  No operating revenues were generated during the nine months ended September 30, 2009 and September 30, 2008.

Operating Expenses.  Total operating expenses were $21,999 and $30,439, respectively for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of September 30, 2009, we had $97 in cash or cash equivalents and a working capital deficit of $50,341.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of September 30, 2009, $15,000 was borrowed under this agreement with $1,110 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, company’s controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of September 30, 2009, $15,000 was borrowed under this agreement with $368 of interest accrued.

While future operating activities are expected to be funded by the Revolving Credit Agreements our request for funds under the Revolving Credit Agreements are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreements, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2009.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II  OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2009.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer