Form 10-K
period 2009-12-31
NB Manufacturing, Inc.
filed 2010-03-12
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52678

Registrant, State of Incorporation, Address and Telephone Number
_______________________________________________________

NB MANUFACTURING, INC.
(a Nevada corporation)

2560 W. Main Street, Suite 200
Littleton, CO 80120
(303) 794-9450

I.R.S. Employer Identification Number 20-0853320
________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
 None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐
Non-accelerated filer   ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $0.0001 par value - $19,940 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value – 1,400,028 shares, as of March 12, 2010

Documents Incorporated By Reference. None.

NB Manufacturing, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

PART I

Item 1. Business

References in this annual report to “the Company,” “we,” “us,” and “our,” refer to NB Manufacturing, Inc., unless the context indicates otherwise.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Look Statements

Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933. as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of NB Manufacturing, Inc. such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.  Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.  Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors.  NB Manufacturing Inc. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

The Company was not successful in its reorganized business and has now focused its efforts on seeking a business opportunity.  We will attempt to locate and negotiate with a business entity for the merger of that target company into us.  In certain instances, a target company may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target company. We will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

• the ability to use registered securities to make acquisitions of assets or businesses;

• increased visibility in the financial community;

• the facilitation of borrowing from financial institutions;

• improved trading efficiency;

• shareholder liquidity;

• greater ease in subsequently raising capital;

• compensation of key employees through stock options;

• enhanced corporate image;

• a presence in the United States capital market

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

• a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

• a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

• a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

• a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

• a foreign company which may wish an initial entry into the United States securities market;

• a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

• a company seeking one or more of the other perceived benefits of becoming a public company.

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

Government Regulation

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2010, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

Employees

We currently have no employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation and we expect to continue to use, consultants, attorneys and accountants as necessary. It is not expected that we will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

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

Adequate financing may not be available when needed.

We entered into Revolving Credit Agreements with our major shareholders on July 10, 2008 and May 5, 2009, to borrow up to $250,000 and $50,000 respectively, to fund operating activities.  While future operating activities are expected to be funded by the Revolving Credit Agreements our request for funds under the Revolving Credit Agreements are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreements, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business.  Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer or director. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of this individual would adversely affect development of our business and its likelihood of continuing operations.

Conflicts of interest - - General.

Our officer and director participate in other business ventures which may compete directly with us. We have an unwritten policy that we will not acquire or merge with a business or company in which our management or their affiliates or associates directly or indirectly have a controlling interest.  Our management is not aware of any circumstances under which the foregoing policy will be changed and our management, through their own initiative, will not change said policy. Refer to “ITEM 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Regulation under Investment Company Act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable change in control and management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in us. Any such business combination may require our shareholders to sell or transfer all or a portion our common stock held by them. The resulting change in control of us will likely result in removal of our present officer and director and a corresponding reduction in or elimination of their participation in our future affairs.

Reduction of percentage share ownership following business combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in us issuing securities to shareholders of such business entity. The issuance of our previously authorized and unissued common stock would result in a reduction in percentage of shares owned by our present shareholders and would most likely result in a change in control and management of the Company.

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

Restriction on Rule 144 sales for a “blank check “company may discourage potential business combinations.

Effective February 15, 2008, the U. S. Securities and Exchange Commission (the “SEC”) approved amendments to Rule 144 of the Securities Act of 1933 (“Rule 144”).  The amended rules include new treatment for the sale of shares of a “shell company’ which includes a “blank check” company and applies to us. Under the amended rules, Rule 144 cannot be relied upon for the resale of restricted or unrestricted securities originally issued by a shell company or an issuer that at any time has been a shell company unless (i) the issuer has ceased to be a shell company; (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all required reports during the 12 months preceding the Rule 144 sale and (iii) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting that the entity is no longer a shell company.

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

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions for, more than a year including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  The current tightening of credit in financial markets and the general economic downturn has led consumers and businesses to postpone spending, which has caused uncertainty in our possible merger candidates.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and if the current uncertain economic conditions continue or further deteriorate our business and results of operations could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently have no properties and at this time no agreements to acquire any properties.  We currently use the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We pay $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major stockholder of ours.  We recorded $18,000 for these expenses for the year ended December 31, 2009.

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition.  Upon a merger or acquisition, we intend to relocate our office to that of the acquisition candidate.

Item 3 Legal Proceedings.

We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the quarter ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We received a listing on the Pink Sheets under the symbol “NBMF” in February 2007 and moved to the OTC Bulletin Board in August 2007.  To date, our stock has been thinly traded.

Holders

As of March 12, 2010, we had approximately 112 holders of record of our common stock.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We currently have no full time employees. Our officer has agreed to allocate a portion of his time to the activities of us, without compensation.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our executive officer and other related parties, who are not professional business analysts and have little previous training in business analysis. In analyzing prospective business opportunities, our management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). With respect to any merger or acquisition negotiations with a target company, our management expects to focus on our percentage which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time. We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

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

Results of Operations

For year ended December 31, 2009, compared the year ended December 31, 2008.

Revenue.  No operating revenues were generated during the year ended December 31, 2009 and December 31, 2008.

Operating Expenses.  Total operating expenses were $28,961 and $38,041, respectively for the year ended December 31, 2009 and for the year ended December 31, 2008. Operating expenses consisted of professional, general and administrative expenses.

 Other Expenses. Total other expenses were $1,893 and $1,740, respectively and for year ended December 31, 2009 and for the year ended December 31, 2008.  Other expenses consist of interest expense and, for the year ended December 31, 2008 also, loan fees in connection the Revolving Credit Agreements that we have entered into.

For year ended December 31, 2008, compared the year ended December 31, 2007.

Revenue.  No operating revenues were generated during the year ended December 31, 2008 and December 31, 2007.

Operating Expenses.  Total operating expenses were $38,041 and $34,201, respectively for the year ended December 31, 2008 and for the year ended December 31, 2007.  Operating expenses consisted of professional, general and administrative expenses.

Other Expenses. Total other expenses were $1,740 and $0, respectively and for year ended December 31, 2008 and for the year ended December 31, 2007.  On July 10, 2008 we entered into a Revolving Credit Agreement with a major shareholder of our Company resulting in a loan fee expense of $1,000 and interest expense of $740.

Liquidity and Capital Resources

As of December 31, 2009, we had $831 in cash and cash equivalents and a working capital deficit of $57,850.

On April 30, 2007 we sold 200,000 unregistered shares of our common stock, par value $.0001, to Underwood Family Partners, Ltd., (“Underwood”) an accredited investor for a total purchase price of $50,000.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand. On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2009, $16,250 was borrowed under this agreement with $1,383 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2009, $16,250 was borrowed under this agreement with $642 of interest accrued.

While future operating activities are expected to be funded by the Revolving Credit Agreementsour request for funds under the Revolving Credit Agreements are not guaranteed and in the event that such future operating activities are not funded pursuant to the Revolving Credit Agreements, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

We have no off-balance sheet items as of December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that the we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act.  Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

 The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain information regarding our director and executive officer:

Name	Age	Position	Director or Officer Since
Derold L. Kelley	53	President, Chief Executive Officer, Chief Financial Officer and Director	September 2001

An officer holds their position at the will of the Board of Directors.  A director holds their position for one year or until their successor is elected and qualified.

The following is a summary of our director and executive officer’s business experience.

Derold L. Kelley.  President, Chief Executive Officer, Chief Financial Officer and Director.  From 1978 until his honorable discharge in 1984, Mr. Kelley was in the United States Air Force.  From 1984, through December 2001 Mr. Kelley has been a founder and an executive officer of New Bridge Manufacturing Inc. and it’s prior corporation Care Concepts, Inc, responsible for supervising the Company’s production facilities.  Mr. Kelley served as a director and secretary until the company ceased operations in 2001.  From 2001 until 2002 Mr. Kelley was involved in private investing for his own account.  In 2002 Mr. Kelley was a founder of On Line Pest Control and served as it’s president until July 2005, when Mr. Kelley formed Are You Bugged Inc. where he continues to serve as it’s president. From September 2007 to April 2008, Mr. Kelley was a Director for NB Design Licensing. Since the Company’s inception, Mr. Kelley has been an officer and director of the Company and has been its President, Chief Executive Officer, Chief Financial Officer and sole director since June 30, 2009.  Mr. Kelley continues to devote such time to the Company as required to perform his duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that during and for the fiscal year ended December 31, 2009, our officer, director and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our Company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officer and director anticipate receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts

There are no employment contracts between the Company and our officer or director.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended December 31, 2009.

Director Compensation

Our director received no compensation during the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the March 12, 2010, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

Name and Address	Number of Shares	Percent Ownership Common (1)
Derold L Kelley President, Chief Executive Officer, Chief Financial Officer and Director 3410 W. Glendale Ave., Suite D Phoenix, AZ 85051	11,459	0.8%

All officer and director as a group (1 person)	11,459.8%

Robert Lazzeri (2) 2560 W. Main Street, Suite 200 Littleton, CO 80123	7,300	0.5%

Lazzeri Family Trust (2) 2560 W. Main Street, Suite 200 Littleton, CO 80123	320,000	22.9%

EARNCO M.P.P.P (3) 2560 W. Main Street, Suite 200 Littleton, CO 80123	304,000	21.7%

Mathis Family Partners, LTD (3) 2560 W. Main Street, Suite 200 Littleton, CO 80123	376,000	26.9%

Underwood Family Partners, LTD 5 Eagle Pointe Lane Castle Rock, CO 80108	100,000	7.1%

Battersea Capital Inc. P.O. Box 153 Santa Monica, CA 90403	100,000	7.1%

(1) Percentages are rounded to the nearest one-tenth of one percent.  Percentages are based on 1,400,028 shares of common stock outstanding.

(2) Includes shares that are controlled by Robert Lazzeri.

(3) Includes shares that are controlled by Earnest Mathis, Jr.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We currently utilize the offices of a major shareholder of ours, located at 2560 W Main Street, Suite 200, Littleton, Colorado 80120.  We pay $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We recorded a total of $18,000 in each of the years ended December 31, 2009 and 2008.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. In connection with and as a loan fee for the foregoing unsecured credit facility, Lazzeri received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  As of December 31, 2009, $16,250 was borrowed under this agreement with $1,383 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2009, $16,250 was borrowed under this agreement with $642 of interest accrued.

Conflicts of Interest

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

Director Independence

We have not established our own definition for determining whether our directors and nominees for directors are “independent” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Our current management cannot predict whether incoming management of a target business upon the consummation of a business combination, if such transaction occurs, will adopt a definition of “independence” or establish any committees of the board, such as an audit committee, a compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

We paid Weaver & Martin, LLC a total of $5,100 and $5,125, respectively for fiscal year ended December 31, 2009 and 2008 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-KSB and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2009 and 2008.

Tax Fees

For the Company’s fiscal year ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice and tax planning, as these services were provided as part of the administrative support reimbursement provided by a company controlled by one of our stockholders.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

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

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2009 and 2008
Statements of Operations for years ended December 31, 2009, 2008 and from September 19, 2001 (date of inception) through December 31, 2009
Statements of Changes in Stockholders’ Equity (Deficit) from September 19, 2001 (date of inception) through December 31, 2009
Statements of Cash Flows for the years ended December 31, 2009, 2008 and from September 19, 2001 (date of inception) through December 31, 2009
Notes to Financial Statements

2)	Financial Statement Schedule:

We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the related notes.

3)	Exhibits:

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.01 filed with Form 10-SB12G filed June 8, 2007
3.2	By-laws, incorporated by reference to Exhibit 3.05 files with Form 10-SB12G filed June 8, 2007
10.1	Demand Promissory Note with Inverness Investments, Inc., incorporated by reference to Exhibit 99.1 filed with Form 8-K filed July 18, 2008
10.2	Revolving Credit Agreement, incorporated by reference to Exhibit 99.2 filed with Form 8-K filed July 18, 2008
10.3	Revolving Loan Note, incorporated by reference to Exhibit 99.3 filed with Form 8-K filed July 18, 2008
10.4	Revolving Credit Agreement, incorporated by reference to Exhibit 10.1 filed with Form 10-Q filed August 13, 2009
10.5	Revolving Loan Note, incorporated by reference to Exhibit 10.2 filed with Form 10-Q filed August 13, 2009
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2010.

NB MANUFACTURING, INC.

By	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Name	Title	Date
/s/ Derold L. Kelley	Derold L. Kelley	President, Chief Executive Officer, Chief Financial Officer and Director	March 12, 2010

WEAVER & MARTIN
[

To the Board of Directors and Stockholders
NB Manufacturing, Inc.  (A Development Stage Company)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of NB Manufacturing, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the two years then ended and the period of September 19, 2001 (inception) to December 31, 2009.  NB Manufacturing, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ equity, and cash flows for the two years then ended and the period of September 19, 2001 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver & Martin

Weaver & Martin, LLC
Kansas City, Missouri
March 12, 2010

Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

F1

NB MANUFACTURING, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$831	$3,439

Total current assets	831	3,439

Total assets	$831	$3,439

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,036	$695
Accounts payable - related party	23,120	6,000
Accrued interest - related party	2,025	740
Notes payable - related party	32,500	23,000
Total current liabilities	58,681	30,435

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(131,817)	(100,963)

Total shareholders’ equity (deficit)	(57,850)	(26,996)

Total liabilities and shareholders’ equity (deficit)	$831	$3,439

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period September 19, 2001 (Date of Inception) through December 31, 2009

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	7,150	6,125	31,050
Legal fees	795	9,534	18,865
Shareholder relations	2,876	3,077	16,259
General and administrative expense, related party	18,000	18,000	58,500
Other general and administrative expense	140	1,305	3,509
Total operating expenses	28,961	38,041	128,183

Net (loss) from operations	(28,961)	(38,041)	(128,183)

Other (expense)
Loan fee - related party	-	(1,000)	(1,000)
Interest expense - related party	(1,893)	(740)	(2,634)
Total other (expense)	(1,893)	(1,740)	(3,634)

Net (loss)	$(30,854)	$(39,781)	$(131,817)

Net (loss) per common share	$(0.02)	$(0.03)

Weighted average number of
common shares outstanding	1,400,028	1,295,110

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated
				(Deficit) During	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	pd-in Capital	Stage	Equity (Deficit)

Balance at September 19, 2001	1,000,028	$100	$(100)	$-	$-
(inception of development stage)

Net (loss)	-	-	-	-	-

Balance at December 31, 2001	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2002	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2003	1,000,028	100	(100)	-	-

Expenses paid by stockholder and	-	-	4,920	-	4,920
donated to the company
Net (loss)	-	-	-	(4,920)	(4,920)

Balance at December 31, 2004	1,000,028	100	4,820	(4,920)	-

Expenses paid by stockholder and	-	-	9,646	-	9,646
donated to the company
Net (loss)	-	-	-	(12,146)	(12,146)

Balance at December 31, 2005	1,000,028	100	14,466	(17,066)	(2,500)

Expenses paid by stockholder and	-	-	7,690	-	7,690
donated to the company
Net (loss)	-	-	-	(9,915)	(9,915)

Balance at December 31, 2006	1,000,028	100	22,156	(26,981)	(4,725)

Expenses paid by stockholders and	-	-	711	-	711
donated to the company
Additional pd-in capital	200,000	20	49,980	-	50,000
Net (loss)	-	-	-	(34,201)	(34,201)

Balance at December 31, 2007	1,200,028	120	72,847	(61,182)	11,785

Issuance for loan fee	200,000	20	980	-	1,000

Net (loss)	-	-	-	(39,781)	(39,781)

Balance at December 31, 2008	1,400,028	140	73,827	(100,963)	(26,996)

Net (loss)				(30,854)	(30,854)

Balance at December 31, 2009	1,400,028	$140	$73,827	$(131,817)	$(57,850)

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period September 19, 2001 (Date of Inception) through December 31, 2009
Cash flows from operating activities:
Net (loss)	$(30,854)	$(39,781)	$(131,817)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts receivable	-	200	-
Accounts payable	341	(350)	1,036
Accounts payable, related party	17,120	6,620	23,120
Stock issued for loan fee	-	1,000	1,000
Accrued interest	1,285	740	2,025
Net cash (used) in operating activities	(12,108)	(31,571)	(81,669)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	8,000	8,000
Proceeds from shareholder loan	17,500	15,000	32,500
Repayment of related party advances	(8,000)	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	9,500	23,000	82,500

NET INCREASE IN CASH	(2,608)	(8,571)	831
CASH, BEGINNING OF THE PERIOD	3,439	12,010	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$831	$3,439	831

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$608	$-	$608.00
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$1,000	$1,000

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

The Company’s financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business.

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

Net (Loss) Per Share

The Company adopted ASC Subtopic 260-10 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings(loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Any anti-dilutive effects on net income (loss) per share are excluded.

Income Taxes

The Company accounts for income taxes in accordance with ASC Subtopic 740-10. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Company has adopted the provisions of FASB ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.  As a result of the implementation of ASC Subtopic 740-10, the Company had no changes in the carrying value of its tax assets or liabilities for any recognized tax benefits.

Recent Accounting Pronouncements

In April 2009, the FASB issued authoritative guidance which required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also required those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after September 15, 2009. The adoption of this authoritative guidance did not have a material impact on the financial results of the Company.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on June 30, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 6, Subsequent Events, for this additional disclosure.

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

The Company’s stock received a listing on the Pink Sheets under the symbol “NBMF” in February 2007 and moved to the OTC Bulletin Board in August 2007.

NOTE 3 – DUE TO SHAREHOLDERS

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At December 31, 2009 the principal balance on the note was $16,250 with available credit of $233,750.  The note has incurred a total of $1,383 in interest with $1,383 accrued as of December 30, 2009.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At December 31, 2009 the principal balance on the note was $16,250 with available credit of $33,750. The note has incurred a total of $642 in interest with $642 accrued as of December 31, 2009.

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

NOTE 5 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$131,767	$100,963
Valuation allowance for deferred tax assets	(131,767)	(100,963)
Net deferred tax assets	$-	$-

The reconciliation of income tax benefit computed at the federal tax rate of 39.63% is as follows:

	2009	2008

Tax benefit at statutory rate	$52,219	$40,012
Less valuation allowance adjustment	(52,219)	(40,012)
Income tax benefit	$-	$-

A summary of the valuation allowance is as follows:

	2009	2008

Tax benefit at statutory rate	$40,012	$24,246
Additional for year	12,208	15,765
Balance at end of year	$52,219	$40,012

The Company has the following tax carry forwards at December 31, 2009:

Year	Amount	Expiration Date
Net operating loss
December 31, 2004	$4,920	December 31, 2024
December 31, 2005	12,146	December 31, 2025
December 31, 2006	9,915	December 31, 2026
December 31, 2007	34,201	December 31, 2027
December 31, 2008	39,781	December 31, 2028
December 31, 2009	30,804	December 31, 2029
Total	$131,767

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 12, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.