Form 10-Q
period 2010-03-31
NB Manufacturing, Inc.
filed 2010-05-10
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or
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
YES  ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 10, 2010 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets March 31, 2010 (unaudited) and December 31, 2009	2

Condensed Statements of Operations Three Months Ended March 31, 2010 and 2009 and from September 19, 2001 (date of inception) through March 31, 2010 (unaudited)	3

Condensed Statements of Cash Flows Three Months Ended March 31, 2010 and 2009 and from September 19, 2001 (date of inception) through March 31, 2010 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	Exhibits	11

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$886	$831

Total current assets	886	831

Total assets	$886	$831

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$736	$1,036
Accounts payable - related party	27,620	23,120
Accrued interest - related party	2,604	2,025
Notes payable - related party	36,000	32,500
Total current liabilities	66,960	58,681

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(140,041)	(131,817)

Total shareholders’ equity (deficit)	(66,074)	(57,850)

Total liabilities and shareholders’ equity (deficit)	$886	$831

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period September 19, 2001 (Date of Inception) through March 31, 2010

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	2,150	3,400	33,200
Legal fees	636	245	19,501
Shareholder relations	359	430	16,618
General and administrative expense, related party	4,500	4,500	63,000
Other general and administrative expense	-	160	3,509
Total operating expenses	7,645	8,735	135,828

Net (loss) from operations	(7,645)	(8,735)	(135,828)

Other (expense)
Loan fee - related party	-	-	(1,000)
Interest expense - related party	(579)	(397)	(3,213)
Total other (expense)	(579)	(397)	(4,213)

Net (loss)	$(8,224)	$(9,132)	$(140,041)

Net (loss) per common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,400,028	1,400,028

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	For the Period September 19, 2001 (Date of Inception) through March 31, 2010
Cash flows from operating activities:
Net (loss)	$(8,224)	$(9,132)	$(140,041)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts payable	(300)	896	736
Accounts payable, related party	4,500	4,500	27,620
Stock issued for loan fee	-	-	1,000
Accrued interest	579	397	2,604
Net cash (used) in operating activities	(3,445)	(3,339)	(85,114)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	8,000
Proceeds from shareholder loan	3,500	-	36,000
Repayment of related party advances	-	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	3,500	-	86,000

NET INCREASE IN CASH	55	(3,339)	886
CASH, BEGINNING OF THE PERIOD	831	3,439	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$886	$100	886

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

Summary of Accounting Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2009, filed on Form 10-K on March 12, 2010.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on June 30, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 4, Subsequent Events, for this additional disclosure.

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

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820)–Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures–Overall”, for the fair value of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the Update. The guidance in this ASU was effective for the Company in the second quarter of fiscal 2010 and did not have a material effect on its condensed consolidated results of operations or its financial position.

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At March 31, 2010 the principal balance on the note was $18,000 with available credit of $232,000.  The note has incurred a total of $1,672 in interest with $1,672 accrued as of March 31, 2010.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At March 31, 2010 the principal balance on the note was $18,000 with available credit of $32,000. The note has incurred a total of $932 in interest with $932 accrued as of March 31, 2010.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 10, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2009 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenue.  No operating revenues were generated during the three months ended March 31, 2010 and March 31, 2009.

Operating Expenses.  Total operating expenses were $7,645 and $8,735, respectively for the quarter ended March 31, 2010 and for the quarter ended March 31, 2009.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of March 31, 2010, we had $886 in cash or cash equivalents and a working capital deficit of $66,074.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of March 31, 2010, $18,000 was borrowed under this agreement with $1,672 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, company’s controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of March 31, 2010, $18,000 was borrowed under this agreement with $932 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2010.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer