Form 10-Q
period 2010-06-30
NB Manufacturing, Inc.
filed 2010-08-12
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or
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
YES  ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2010 the Company had 1,400,028 shares of its $.0001 par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets June 30, 2010 (unaudited) and December 31, 2009	2

Condensed Statements of Operations Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009 and from September 19, 2001 (date of inception) through June 30, 2010 (unaudited)	3

Condensed Statements of Cash Flows Six Months Ended June 30, 2010 and 2009 and from September 19, 2001 (date of inception) through June 30, 2010 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	Exhibits	11

Part I  FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,079	$831

Total current assets	1,079	831

Total assets	$1,079	$831

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$345	$1,036
Accounts payable - related party	32,120	23,120
Accrued interest - related party	3,285	2,025
Notes payable - related party	41,000	32,500
Total current liabilities	76,750	58,681

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(149,638)	(131,817)

Total shareholders’ equity (deficit)	(75,671)	(57,850)

Total liabilities and shareholders’ equity (deficit)	$1,079	$831

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period September 19, 2001 (Date of Inception) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	3,300	1,350	5,450	4,750	36,500
Legal fees	275	20	911	265	19,776
Shareholder relations	815	834	1,175	1,264	17,433
General and administrative expense, related party	4,500	4,500	9,000	9,000	67,500
Other general and administrative expense	25	(20)	25	140	3,534
Total operating expenses	8,915	6,684	16,561	15,419	144,743

Net (loss) from operations	(8,915)	(6,684)	(16,561)	(15,419)	(144,743)

Other (expense)
Loan fee - related party	-	-	-	-	(1,000)
Interest expense - related party	(682)	(463)	(1,260)	(860)	(3,895)
Total other (expense)	(682)	(463)	(1,260)	(860)	(4,895)

Net (loss)	$(9,597)	$(7,147)	$(17,821)	$(16,279)	$(149,638)

Net (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,400,028	1,400,028	1,400,028	1,400,028

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period September 19, 2001 (Date of Inception) through June 30, 2010
Cash flows from operating activities:
Net (loss)	$(17,821)	$(16,279)	$(149,638)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts payable	(691)	-	345
Accounts payable, related party	9,000	9,000	32,120
Stock issued for loan fee	-	-	1,000
Accrued interest	1,260	252	3,285
Net cash (used) in operating activities	(8,252)	(7,027)	(89,921)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	12,000	8,000
Proceeds from shareholder loan	8,500	-	41,000
Repayment of related party advances	-	(8,000)	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	8,500	4,000	91,000

NET INCREASE IN CASH	248	(3,027)	1,079
CASH, BEGINNING OF THE PERIOD	831	3,439	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,079	$412	1,079

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$608	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At June 30, 2010 the principal balance on the note was $20,500 with available credit of $229,500.  The note has incurred a total of $2,013 in interest with $2,013 accrued as of June 30, 2010.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At June 30, 2010 the principal balance on the note was $20,500 with available credit of $29,500. The note has incurred a total of $1,272 in interest with $1,272 accrued as of June 30, 2010.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through August 12, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Results of Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenue.  No operating revenues were generated during the three months ended June 30, 2010 and June 30, 2009.

Operating Expenses.  Total operating expenses were $8,915 and $6,684, respectively for the quarter ended June 30, 2010 and for the quarter ended June 30, 2009.  Operating expenses consist of professional, management and filing fees.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenue.  No operating revenues were generated during the six months ended June 30, 2010 and June 30, 2009.

Operating Expenses.  Total operating expenses were $16,561 and $15,419, respectively for the six months ended June 30, 2010 and for the six months ended June 30, 2009.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,079 in cash or cash equivalents and a working capital deficit of $75,671.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrues interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest is payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of June 30, 2010, $20,500 was borrowed under this agreement with $2,013 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, company’s controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of June 30, 2010, $20,500 was borrowed under this agreement with $1,272 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2010.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4 – CONTROLS AND PROCEDURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  August 12, 2010.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer