Form 10-Q
period 2010-09-30
NB Manufacturing, Inc.
filed 2010-11-12
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or
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
YES  ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2010 the Company had 1,400,028 shares of its $0.0001 par value common stock issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets September 30, 2010 (unaudited) and December 31, 2009	2

Condensed Statements of Operations Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009 and from September 19, 2001 (date of inception) through September 30, 2010 (unaudited)	3

Condensed Statements of Cash Flows Nine Months Ended September 30, 2010 and 2009 and from September 19, 2001 (date of inception) through September 30, 2010 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	Exhibits	11

Part I    FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$214	$831

Total current assets	214	831

Total assets	$214	$831

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$75	$1,036
Accounts payable - related party	36,620	23,120
Accrued interest - related party	4,018	2,025
Notes payable - related party	43,200	32,500
Total current liabilities	83,913	58,681

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(157,666)	(131,817)

Total shareholders’ equity (deficit)	(83,699)	(57,850)

Total liabilities and shareholders’ equity (deficit)	$214	$831

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period September 19, 2001 (Date of Inception) through September 30, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,550	1,050	7,000	5,800	38,050
Legal fees	275	265	1,186	530	20,051
Shareholder relations	970	765	2,144	2,029	18,403
General and administrative expense, related party	4,500	4,500	13,500	13,500	72,000
Other general and administrative expense	-	-	26	140	3,535
Total operating expenses	7,295	6,580	23,856	21,999	152,039

Net (loss) from operations	(7,295)	(6,580)	(23,856)	(21,999)	(152,039)

Other (expense)
Loan fee - related party	-	-	-	-	(1,000)
Interest expense - related party	(732)	(486)	(1,993)	(1,346)	(4,627)
Total other (expense)	(732)	(486)	(1,993)	(1,346)	(5,627)

Net (loss)	$(8,027)	$(7,066)	$(25,849)	$(23,345)	$(157,666)

Net (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,400,028	1,400,028	1,400,028	1,400,028

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period September 19, 2001 (Date of Inception) through September 30, 2010
Cash flows from operating activities:
Net (loss)	$(25,849)	$(23,345)	$(157,666)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts payable	(961)	1,765	75
Accounts payable, related party	13,500	10,500	36,620
Stock issued for loan fee	-	-	1,000
Accrued interest	1,993	738	4,018
Net cash (used) in operating activities	(11,317)	(10,342)	(92,986)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	8,000
Proceeds from shareholder loan	10,700	15,000	43,200
Repayment of related party advances	-	(8,000)	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	10,700	7,000	93,200

NET INCREASE IN CASH	(617)	(3,342)	214
CASH, BEGINNING OF THE PERIOD	831	3,439	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$214	$97	214

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$608	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

NOTE 3 – DUE TO RELATED PARTIES

On April 4, 2008, the Company borrowed $8,000 from Inverness Investments, Inc., a company controlled by a stockholder of the Company, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrued interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest was payable in full on demand. On May 5, 2009, the Company repaid the Note in full with interest of $608.

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At September 30, 2010 the principal balance on the note was $21,600 with available credit of $228,400.  The note has incurred a total of $2,380 in interest with $2,380 accrued as of September 30, 2010.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At September 30, 2010 the principal balance on the note was $21,600 with available credit of $28,400. The note has incurred a total of $1,638 in interest with $1,638 accrued as of September 30, 2010.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 12, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Results of Operations

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenue.  No operating revenues were generated during the three months ended September 30, 2010 and September 30, 2009.

Operating Expenses.  Total operating expenses were $7,295 and $6,580, respectively for the quarter ended September 30, 2010 and for the quarter ended September 30, 2009.  Operating expenses consist of professional, management and filing fees.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenue.  No operating revenues were generated during the nine months ended September 30, 2010 and September 30, 2009.

Operating Expenses.  Total operating expenses were $23,856 and $21,999, respectively for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.  Operating expenses consist of professional, management and filing fees.

Liquidity and Capital Resources

As of September 30, 2010, we had $214 in cash or cash equivalents and a working capital deficit of $83,699.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrued interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest was payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of September 30, 2010, $21,600 was borrowed under this agreement with $2,380 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of September 30, 2010, $21,600 was borrowed under this agreement with $1,638 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2010.

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

Item 4. – (REMOVED AND RESERVED)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2010.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer