Form 10-K
period 2010-12-31
NB Manufacturing, Inc.
filed 2011-03-16
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Common Stock, $0.0001 par value - $36,254 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 par value – 1,400,028 shares, as of March 16, 2011

Documents Incorporated By Reference. None.

NB Manufacturing, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

i

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

Government

We are subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature we may consider. We also may be subject to increased governmental regulation following any business combination or other transaction we may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently have no properties and at this time no agreements to acquire any properties.  We currently use the offices of a major shareholder of ours, located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120.  We accrue $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major stockholder of ours.  We recorded $18,000 for these expenses for the year ended December 31, 2010.

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition.  Upon a merger or acquisition, we intend to relocate our office to that of the acquisition candidate.

Item 3 Legal Proceedings

We are not currently involved in any legal proceedings and no such proceedings are known by us to be threatened or contemplated against us.

Item 4. Removed and reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We received a listing on the Pink Sheets under the symbol “NBMF” in February 2007 and moved to the OTC Bulletin Board in August 2007.  To date, our stock has been thinly traded.

Holders

As of March 16, 2011, we had approximately 110 holders of record of our common stock.

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

Results of Operations

For year ended December 31, 2010, compared the year ended December 31, 2009.

Revenue.  No operating revenues were generated during the year ended December 31, 2010 and December 31, 2009.

Operating Expenses.  Total operating expenses were $30,642 and $28,961, respectively for the year ended December 31, 2010 and for the year ended December 31, 2009.  Operating expenses consisted of professional, general and administrative expenses.

Other Expenses. Total other expenses were $2,764 and $1,893, respectively and for year ended December 31, 2010 and for the year ended December 31, 2009. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

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

 Other Expenses. Total other expenses were $1,893 and $1,740, respectively and for year ended December 31, 2009 and for the year ended December 31, 2008.  Other expenses consist of interest expense and for the year ended December 31, 2008 also, loan fees in connection the Revolving Credit Agreements that we have entered into.

Liquidity and Capital Resources

As of December 31, 2010, we had $478 in cash and cash equivalents and a working capital deficit of $91,256.

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

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2010, $22,700 was borrowed under this agreement with $2,765 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2010, $22,700 was borrowed under this agreement with $2,024 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act.  Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain information regarding our director and executive officer:

Name	Age	Position	Director or Officer Since
Derold L. Kelley	54	President, Chief Executive Officer, Chief Financial Officer and Director	September 2001

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director, officer and holders of more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that during and for the fiscal year ended December 31, 2010, our officer, director and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended December 31, 2010.

Director Compensation

Our director received no compensation during the year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the March 16, 2011, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We currently utilize the offices of a major shareholder of ours, located at 2560 W Main Street, Suite 200, Littleton, Colorado 80120.  We accrue $1,500 per month for reimbursement of out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major shareholder of ours.  We recorded a total of $18,000 in each of the years ended December 31, 2010 and 2009.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrued interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest was payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand. In connection with and as a loan fee for the foregoing unsecured credit facility, Lazzeri received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  As of December 31, 2010, $22,700 was borrowed under this agreement with $2,765 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of December 31, 2010, $22,700 was borrowed under this agreement with $2,024 of interest accrued.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

We paid Weaver & Martin, LLC a total of $7,250 and $6,150, respectively for fiscal year ended December 31, 2010 and 2009 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-K and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2009.

Tax Fees

For the Company’s fiscal year ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice and tax planning, as these services were provided as part of the administrative support reimbursement provided by a company controlled by one of our stockholders.

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

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Operations for years ended December 31, 2010, 2009 and from September 19, 2001 (date of inception) through December 31, 2010
Statements of Changes in Stockholders’ Equity (Deficit) from September 19, 2001 (date of inception) through December 31, 2010
Statements of Cash Flows for the years ended December 31, 2010, 2009 and from September 19, 2001 (date of inception) through December 31, 2010
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

NB MANUFACTURING, INC.

By	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Name	Title	Date

/s/ Derold L. Kelley	Derold L. Kelley	President, Chief Executive Officer, Chief Financial Officer and Director	March 16, 2011

WEAVER & MARTIN

To the Board of Directors and Stockholders
NB Manufacturing, Inc. (A Development Stage Company)
Littleton, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of NB Manufacturing, Inc. (a development stage company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period of September 19, 2001 (inception) to December 31, 2010.  NB Manufacturing, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. as of December 31, 2010 and 2009 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and the period of September 19, 2001 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

        /s/ Weaver & Martin, LLC
Weaver & Martin, LLC
Kansas City, Missouri
March 16, 2011

Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

NB MANUFACTURING, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$478	$831

Total current assets	478	831

Total assets	$478	$831

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$425	$1,036
Accounts payable - related party	41,120	23,120
Accrued interest - related party	4,789	2,025
Notes payable - related party	45,400	32,500
Total current liabilities	91,734	58,681

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(165,223)	(131,817)

Total shareholders’ equity (deficit)	(91,256)	(57,850)

Total liabilities and shareholders’ equity (deficit)	$478	$831

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period September 19, 2001 (Date of Inception) through December 31, 2010

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	8,550	7,150	39,600
Legal fees	1,186	795	20,051
Shareholder relations	2,880	2,876	19,139
General and administrative expense, related party	18,000	18,000	76,500
Other general and administrative expense	26	140	3,535
Total operating expenses	30,642	28,961	158,825

Net (loss) from operations	(30,642)	(28,961)	(158,825)

Other (expense)
Loan fee - related party	-	-	(1,000)
Interest expense - related party	(2,764)	(1,893)	(5,398)
Total other (expense)	(2,764)	(1,893)	(6,398)

Net (loss)	$(33,406)	$(30,854)	$(165,223)

Net (loss) per common share	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,400,028	1,400,028

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated (Deficit) During Development	Total Stockholders'
	Shares	Amount	pd-in Capital	Stage	Equity (Deficit)

Balance at September 19, 2001	1,000,028	$100	$(100)	$-	$-
(inception of development stage)

Net (loss)	-	-	-	-	-

Balance at December 31, 2001	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2002	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2003	1,000,028	100	(100)	-	-

Expenses paid by stockholder and	-	-	4,920	-	4,920
donated to the company
Net (loss)	-	-	-	(4,920)	(4,920)

Balance at December 31, 2004	1,000,028	100	4,820	(4,920)	-

Expenses paid by stockholder and	-	-	9,646	-	9,646
donated to the company
Net (loss)	-	-	-	(12,146)	(12,146)

Balance at December 31, 2005	1,000,028	100	14,466	(17,066)	(2,500)

Expenses paid by stockholder and	-	-	7,690	-	7,690
donated to the company
Net (loss)	-	-	-	(9,915)	(9,915)

Balance at December 31, 2006	1,000,028	100	22,156	(26,981)	(4,725)

Expenses paid by stockholders and	-	-	711	-	711
donated to the company
Additional pd-in capital	200,000	20	49,980	-	50,000
Net (loss)	-	-	-	(34,201)	(34,201)

Balance at December 31, 2007	1,200,028	120	72,847	(61,182)	11,785

Issuance for loan fee	200,000	20	980	-	1,000

Net (loss)	-	-	-	(39,781)	(39,781)

Balance at December 31, 2008	1,400,028	140	73,827	(100,963)	(26,996)

Net (loss)				(30,854)	(30,854)

Balance at December 31, 2009	1,400,028	$140	$73,827	$(131,817)	$(57,850)

Net (loss)				(33,406)	(33,406)

Balance at December 31, 2010	1,400,028	$140	$73,827	$(165,223)	$(91,256)

See Notes to Financial Statements

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Period September 19, 2001 (Date of Inception) through December 31, 2010
Cash flows from operating activities:
Net (loss)	$(33,406)	$(30,854)	$(165,223)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts payable	(611)	341	425
Accounts payable, related party	18,000	17,120	41,120
Stock issued for loan fee	-	-	1,000
Accrued interest	2,764	1,285	4,789
Net cash (used) in operating activities	(13,253)	(12,108)	(94,922)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	8,000
Proceeds from shareholder loan	12,900	17,500	45,400
Repayment of related party advances	-	(8,000)	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	12,900	9,500	95,400

NET INCREASE IN CASH	(353)	(2,608)	478
CASH, BEGINNING OF THE PERIOD	831	3,439	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$478	$831	478

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$608	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT

There has been no stock issuances during the years ended December 31, 2010 and 2009.  As of December 31, 2010, there are no options or warrants outstanding.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At December 31, 2010 the principal balance on the note was $22,700 with available credit of $227,300.  The note has incurred a total of $2,765 in interest with $2,765 accrued as of December 30, 2010.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At December 31, 2010 the principal balance on the note was $22,700 with available credit of $27,300. The note has incurred a total of $2,024 in interest with $2,024 accrued as of December 31, 2010.

NOTE 4 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$165,173	$131,767
Valuation allowance for deferred tax assets	(165,173)	(131,767)
Net deferred tax assets	$-	$-

The reconciliation of income tax benefit computed at the federal tax rate of 39.63% is as follows:

	2010	2009

Tax benefit at statutory rate	$65,458	$52,219
Less valuation allowance adjustment	(65,458)	(52,219)
Income tax benefit	$-	$-

A summary of the valuation allowance is as follows:

	2010	2009

Tax benefit at statutory rate	$52,219	$40,012
Additional for year	13,239	12,208
Balance at end of year	$65,458	$52,219

The Company has the following tax carry forwards at December 31, 2010:

Year	Amount	Expiration Date
Net operating loss
December 31, 2004	$4,920	December 31, 2024
December 31, 2005	12,146	December 31, 2025
December 31, 2006	9,915	December 31, 2026
December 31, 2007	34,201	December 31, 2027
December 31, 2008	39,781	December 31, 2028
December 31, 2009	30,804	December 31, 2029
December 31, 2010	33,406	December 31, 2030
Total	$165,173

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Future changes in ownership may limit the ability of the Company to utilize these net operating loss carry forwards prior to their expiration.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis.  The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations.  ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.  The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2 – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$478	$-	$-	$478
Accounts payable	-	41,545	-	41,545
Accrued interest	-	4,789	-	4,789
Notes payable	-	45,400	-	45,400

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Fair Value
Cash	$831	$-	$-	$831
Accounts payable	-	24,156	-	24,156
Accrued interest	-	2,025	-	2,025
Notes payable	-	32,500	-	32,500

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the time of filing this Annual Report on Form 10-K and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.