Form 10-Q
period 2011-03-31
NB Manufacturing, Inc.
filed 2011-05-16
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

or
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
YES  ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 16, 2011 the Company had 1,400,028 shares of its $0.0001 par value common stock issued and outstanding.

Table of Contents

Item 1.	Financial Statements	Page No.

Condensed Balance Sheets March 31, 2011 (unaudited) and December 31, 2010	2

Condensed Statements of Operations Three Months Ended March 31, 2011 and 2010 and from September 19, 2001 (date of inception) through March 31, 2011 (unaudited)	3

Condensed Statements of Cash Flows Three Months Ended March 31, 2011 and 2010 and from September 19, 2001 (date of inception) through March 31, 2011 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2 .	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6	Exhibits	11

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS
NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$178	$478

Total current assets	178	478

Total assets	$178	$478

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$332	$425
Accounts payable - related party	45,620	41,120
Accrued interest - related party	5,638	4,789
Notes payable - related party	50,400	45,400
Total current liabilities	101,990	91,734

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,
none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value,
1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(175,779)	(165,223)

Total shareholders’ equity (deficit)	(101,812)	(91,256)

Total liabilities and shareholders’ equity (deficit)	$178	$478

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period September 19, 2001 (Date of Inception) through March 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	3,900	2,150	43,500
Legal fees	495	636	20,546
Shareholder relations	813	359	19,952
General and administrative expense, related party	4,500	4,500	81,000
Other general and administrative expense	-	-	3,535
Total operating expenses	9,708	7,645	168,533

Net (loss) from operations	(9,708)	(7,645)	(168,533)

Other (expense)
Loan fee - related party	-	-	(1,000)
Interest expense - related party	(848)	(579)	(6,246)
Total other (expense)	(848)	(579)	(7,246)

Net (loss)	$(10,556)	$(8,224)	$(175,779)

Net (loss) per common share	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,400,028	1,400,028

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period September 19, 2001 (Date of Inception) through March 31, 2011
Cash flows from operating activities:
Net (loss)	$(10,556)	$(8,224)	$(175,779)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	-	-	22,967
Accounts payable	(92)	(300)	333
Accounts payable, related party	4,500	4,500	45,620
Stock issued for loan fee	-	-	1,000
Accrued interest	848	579	5,637
Net cash (used) in operating activities	(5,300)	(3,445)	(100,222)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	8,000
Proceeds from shareholder loan	5,000	3,500	50,400
Repayment of related party advances	-	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	5,000	3,500	100,400

NET INCREASE IN CASH	(300)	55	178
CASH, BEGINNING OF THE PERIOD	478	831	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$178	$886	178

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Expenses paid by stockholders and
donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

Summary of Accounting Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2010, filed on Form 10-K on March 16, 2011.

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

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our condensed consolidated financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

There have been no stock issuances during the first quarter ended March 31, 2011 and during the year ended December 31, 2010.  As of March 31, 2011, there are no options or warrants outstanding.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At March 31, 2011 the principal balance on the note was $25,200 with available credit of $224,800.  The note has incurred a total of $3,168 in interest with $3,168 accrued as of March 31, 2011.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At March 31, 2011 the principal balance on the note was $25,200 with available credit of $24,800. The note has incurred a total of $2,470 in interest with $2,470 accrued as of March 31, 2011.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$178	$-	$-	$178
Accounts payable	-	45,952	-	45,952
Accrued interest	-	5,638	-	5,638
Notes payable	-	50,400	-	50,400

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$478	$-	$-	$478
Accounts payable	-	41,545	-	41,545
Accrued interest	-	4,789	-	4,789
Notes payable	-	45,400	-	45,400

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued, and no additional items were noted that need to be disclosed.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2010 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Results of Operations

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenue.  No operating revenues were generated during the three months ended March 31, 2011 and March 31, 2010.

Operating Expenses.  Total operating expenses were $9,708 and $7,645, respectively for the quarter ended March 31, 2011 and for the quarter ended March 31, 2010.  Operating expenses consist of professional, general and administrative expenses.

Other Expenses. Total other expenses were $848 and $579, respectively and for the quarter ended March 31, 2011 and for the quarter ended March 31, 2010 Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

Liquidity and Capital Resources

As of March 31, 2011, we had $178 in cash or cash equivalents and a working capital deficit of $101,812.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of March 31, 2011, $25,200 was borrowed under this agreement with $3,168 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of March 31, 2011, $25,200 was borrowed under this agreement with $2,470 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2011.

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

Item 4. – REMOVED AND RESERVED

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2011.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer