Form 10-Q
period 2011-06-30
NB Manufacturing, Inc.
filed 2011-08-18
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

or
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 000-52678

NB MANUFACTURING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

3410 W. Glendale Ave, Suite D
Phoenix, AZ 85051
(Address of principal executive offices)

(303) 794-9450
 (Issuer’s telephone number)

2560 W. Main Street, Suite 200
Littleton, CO 80120
(Former name, former address and former fiscal year, if changed since last report)

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

YES [  ]           NO [  ]

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

YES [X]           NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 15, 2011 the Company had 1,400,028 shares of its $0.0001 par value common stock issued and outstanding.

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets June 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Statements of Operations Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010 and from September 19, 2001 (date of inception) through June 30, 2011 (unaudited)	2

	Condensed Statements of Cash Flows Six Months Ended June 30, 2011 and 2010 and from September 19, 2001 (date of inception) through June 30, 2011 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

-i-

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$28	$478
Total current assets	28	478
Total assets	$28	$478

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$-	$425
Accounts payable - related party	50,120	41,120
Accrued interest - related party	6,505	4,789
Notes payable - related party	52,900	45,400
Total current liabilities	109,525	91,734

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value, 1,400,028 issued and outstanding	140	140
Additional paid in capital	73,827	73,827
Accumulated (deficit) during development stage	(183,464)	(165,223)

Total shareholders’ equity (deficit)	(109,497)	(91,256)

Total liabilities and shareholders’ equity (deficit)	$28	$478

See notes to condensed financial statements (unaudited)

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period September 19, 2001 (Date of Inception) through June 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,650	3,300	5,550	5,450	45,150
Legal fees	275	275	770	911	20,821
Shareholder relations	392	815	1,205	1,175	20,345
General and administrative expense, related party	4,500	4,500	9,000	9,000	85,500
Other general and administrative expense	-	25	-	25	3,535
Total operating expenses	6,817	8,915	16,525	16,561	175,351

Net (loss) from operations	(6,817)	(8,915)	(16,525)	(16,561)	(175,351)

Other (expense)
Loan fee - related party	-	-	-	-	(1,000)
Interest expense - related party	(867)	(682)	(1,716)	(1,260)	(7,113)
Total other (expense)	(867)	(682)	(1,716)	(1,260)	(8,113)

Net (loss)	$(7,684)	$(9,597)	$(18,241)	$(17,821)	$(183,464)

Net (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	1,400,028	1,400,028	1,400,028	1,400,028

See notes to condensed financial statements (unaudited)

 NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period September 19, 2001 (Date of Inception) through June 30, 2011
Cash flows from operating activities:
Net (loss)	$(18,241)	$(17,821)	$(183,464)
Adjustments to reconcile:
Expenses paid by stockholders and donated to the company	-	-	22,967
Accounts payable	(425)	(691)	-
Accounts payable, related party	9,000	9,000	50,120
Stock issued for loan fee	-	-	1,000
Accrued interest	1,716	1,260	6,505
Net cash (used) in operating activities	(7,950)	(8,252)	(102,872)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	8,000
Proceeds from shareholder loan	7,500	8,500	52,900
Repayment of related party advances	-	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	7,500	8,500	102,900

NET INCREASE IN CASH	(450)	248	28
CASH, BEGINNING OF THE PERIOD	478	831	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$28	$1,079	28

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Expenses paid by stockholders and donated to the company	$-	$-	$22,967

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

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

In May, 2011, The FASB issued ASU 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The objective of this amendment is to achieve common fair value measurement and disclosure requirements in U.S GAAP and IFRS. This amendment is to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance is effective for the first quarter of 2012. The Company does not expect that this authoritative guidance will have any material effect on the Company’s financial statements.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

There have been no stock issuances during the six months ended June 30, 2011 and during the year ended December 31, 2010.  As of June 30, 2011, there are no options or warrants outstanding.

NOTE 3 – NOTES PAYABLE - RELATED PARTIES

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  At June 30, 2011 the principal balance on the note was $25,200 with available credit of $224,800.  The note has incurred a total of $3,608 in interest with $3,608 accrued as of June 30, 2011.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  At June 30, 2011 the principal balance on the note was $27,200 with available credit of $22,300. The note has incurred a total of $2,897 in interest with $2,897 accrued as of June 30, 2011.

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

The Company has no level 3 assets or liabilities.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$28	$-	$-	$28
Accounts payable	-	50,120	-	50,120
Accrued interest	-	6,505	-	6,505
Notes payable	-	52,900	-	52,900

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Fair Value
Cash	$478	$-	$-	$478
Accounts payable	-	41,545	-	41,545
Accrued interest	-	4,789	-	4,789
Notes payable	-	45,400	-	45,400

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

Results of Operations

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenue.  No operating revenues were generated during the three months ended June 30, 2011 and June 30, 2010.

Operating Expenses.  Total operating expenses were $6,817 and $8,915, respectively for the three months ended June 30, 2011 and for the three months ended June 30, 2010.  Operating expenses consist of professional, general and administrative expenses.

Other Expenses. Total other expenses were $867 and $682, respectively and for the three months ended June 30, 2011 and for the three months ended June 30, 2010. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenue.  No operating revenues were generated during the six months ended June 30, 2011 and June 30, 2010.

Operating Expenses.  Total operating expenses were $16,525 and $16,561, respectively for the six months ended June 30, 2011 and for the six months ended June 30, 2010.  Operating expenses consist of professional, general and administrative expenses.

Other Expenses. Total other expenses were $1,716 and $1,260, respectively and for the six months ended June 30, 2011 and for the six months ended June 30, 2010. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

Liquidity and Capital Resources

As of June 30, 2011, we had $28 in cash or cash equivalents and a working capital deficit of $109,497.

On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of June 30, 2011, $25,200 was borrowed under this agreement with $3,608 of interest accrued.

On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  As of June 30, 2011, $27,700 was borrowed under this agreement with $2,897 of interest accrued.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2011.

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

None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – REMOVED AND RESERVED

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2011.

NB MANUFACTURING, INC.

By   /s/ Derold L. Kelley
      Derold L. Kelley
      President, Principal Executive Officer and Principal Financial Officer