Form 10-Q
period 2011-09-30
NB Manufacturing, Inc.
filed 2011-11-01
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

or
☐ Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 000-52678

NB MANUFACTURING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

3410 W. Glendale Ave, Suite D
Phoenix, AZ 85051
(Address of principal executive offices)

(602) 246-9156
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

YES ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 1, 2011 the Company had 1,400,028 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$-	$478
Total current assets		478
Total assets	$-	$478

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$-	$425
Accounts payable - related party	-	41,120
Accrued interest - related party	-	4,789
Notes payable - related party	-	45,400
Total current liabilities	-	91,734

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value, none issued or outstanding		-
Common stock, authorized 60,000,000 shares, $.0001 par value, 1,400,028 issued and outstanding	140	140
Additional paid in capital	187,462	73,827
Accumulated (deficit) during development stage	(187,602)	(165,223)

Total shareholders’ equity (deficit)	-	(91,256)

Total liabilities and shareholders’ equity (deficit)	$-	$478

See notes to condensed financial statements (unaudited).

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period September 19, 2001 (Date of Inception) through September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting fees	1,650	1,550	7,200	7,000	46,800
Legal fees	635	275	1,405	1,186	21,456
Shareholder relations	1,853	970	3,058	2,144	22,198
General and administrative expense, related party	-	4,500	9,000	13,500	85,500
Other general and administrative expense	-		-	26	3,535
Total operating expenses	4,138	7,295	20,663	23,856	179,489

Net (loss) from operations	(4,138)	(7,295)	(20,663)	(23,856)	(179,489)

Other (expense)	-
Loan fee - related party	-				(1,000)
Interest expense - related party	-	(732)	(1,716)	(1,993)	(7,113)
Total other (expense)	-	(732)	(1,716)	(1,993)	(8,113)

Net (loss)	$(4,138)	$(8,027)	$(22,379)	$(25,849)	$(187,602)

Net (loss) per common share	$(0.00)	$(0.01)	$(0.02)	$(.02)

Weighted average number of common shares outstanding	1,400,028	1,400,028	1,400,028	1,400,028

See notes to condensed financial statements (unaudited).

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period September 19, 2001 (Date of Inception) through September 30, 2011
Cash flows from operating activities:
Net (loss)	$(22,379)	$(25,849)	$(187,602)
Adjustments to reconcile:
Expenses paid by stockholders and donated to the company	1,035	-	24,002
Accounts payable	(425)	(961)	-
Accounts payable, related party	9,000	13,500	50,120
Stock issued for loan fee	-		1,000
Accrued interest	1,716	1,993	6,505
Net cash (used) in operating activities	(11,053)	(11,317)	(105,975)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:	-	-	-
Advances from related party	3,075	-	11,075
Proceeds from shareholder loan	7,500	10,700	52,900
Repayment of related party advances	-	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	10,575	10,700	105,975

NET INCREASE IN CASH	(478)	(617)	-
CASH, BEGINNING OF THE PERIOD	478	831	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$214	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Expenses paid by stockholders and donated to the company	$1,035	$-	$24,002
Debt forgiven by related parties	$109,525	$-	$109,525

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

See notes to condensed financial statements (unaudited).

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

    In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29) , to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We do not expect the adoption of ASU 2010-29 to have a material impact on our condensed consolidated financial statements.

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

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

    There have been no stock issuances during the nine months ended September 30, 2011 and during the year ended December 31, 2010.  As of September 30, 2011, there are no options or warrants outstanding.

NOTE 3 – NOTES AND ACCOUNTS PAYABLE - RELATED PARTIES

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change of control in the Company. In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of September 30, 2011 both the principal and accrued interest balances were zero.

    On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change in control of the Company.  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of September 30, 2011 both the principal and accrued interest balances were zero.

    During the current fiscal year, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of September 30, 2011 the accounts payable due related party balance was zero.

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

    The Company has no level 3 assets or liabilities.

    The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:
	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts payable	-	-	-	-
Accrued interest	-	-	-	-
Notes payable	-	-	-	-

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:
	Level 1	Level 2	Level 3	Fair Value
Cash	$478	$-	$-	$478
Accounts payable	-	41,545	-	41,545
Accrued interest	-	4,789	-	4,789
Notes payable	-	45,400	-	45,400

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

Results of Operations

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

    Revenue.  No operating revenues were generated during the three months ended September 30, 2011 and September 30, 2010.

    Operating Expenses.  Total operating expenses were $4,138 and $7,295, respectively for the three months ended September 30, 2011 and for the three months ended September 30, 2010.  Operating expenses consist of professional, general and administrative expenses.

    Other Expenses. Total other expenses were zero and $732, respectively and for the three months ended September 30, 2011 and for the three months ended September 30, 2010. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

    Revenue.  No operating revenues were generated during the nine months ended September 30, 2011 and September 30, 2010.

    Operating Expenses.  Total operating expenses were $20,663 and $23,856, respectively for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010.  Operating expenses consist of professional, general and administrative expenses.

    Other Expenses. Total other expenses were $1,716 and $1,993, respectively and for the nine months ended September 30, 2011 and for the nine months ended September 30, 2010. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

Liquidity and Capital Resources

    As of September 30, 2011, we had no cash or cash equivalents and we had no working capital.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of September 30, 2011 both the principal and accrued interest balances were zero.

    On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of September 30, 2011 both the principal and accrued interest balances were zero.

    During the current fiscal year, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of September 30, 2011 the accounts payable due related party balance was zero.

    At September 30, 2011, we had no cash or other working capital.  As result, we must seek new sources of capital to continue future operating activities.  There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

    We have no off-balance sheet items as of September 30, 2011.

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

    None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. – REMOVED AND RESERVED

Item 5. – OTHER INFORMATION

    On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).

    As a result of that transaction, each of the Buyers owns approximately 21.2% of the Registrant’s outstanding common stock.

Item 6. – EXHIBITS

Exhibit No.	Description
31.1	Certification of Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2011.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer