Form 10-K
period 2011-12-31
NB Manufacturing, Inc.
filed 2012-03-28
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52678

Registrant, State of Incorporation, Address and Telephone Number

NB MANUFACTURING, INC.
(a Nevada corporation)

3410 W. Glendale Ave, Suite D
Phoenix, AZ 85051
(602) 738-5876

I.R.S. Employer Identification Number 20-0853320

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☐

The aggregate market value of Registrant’s Common Stock held by non-affiliates as of June 30, 2011 was $425,609 based on a $0.0375 average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 16, 2012, there were 11,200,224 shares of the Registrant's $0.0001 par value Common Stock outstanding.

Documents Incorporated By Reference.  None

NB Manufacturing, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

-i-

PART I

Item 1.   Business

    References in this annual report to “the Company,” “we,” “us,” and “our,” refer to NB Manufacturing, Inc., unless the context indicates otherwise.

Cautionary Statements Under the Private Securities Litigation Reform Act of 1995

Forward-Look Statements

Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of NB Manufacturing, Inc. such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.  Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.  Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors.  NB Manufacturing, Inc. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

☐ the ability to use registered securities to make acquisitions of assets or businesses;

☐ increased visibility in the financial community;

☐ the facilitation of borrowing from financial institutions;

☐ improved trading efficiency;

☐ shareholder liquidity;

☐ greater ease in subsequently raising capital;

☐ compensation of key employees through stock options;

☐ enhanced corporate image;

☐ a presence in the United States capital market

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

☐ a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

☐ a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

☐ a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

☐ a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

☐ a foreign company which may wish an initial entry into the United States securities market;

☐ a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

☐ a company seeking one or more of the other perceived benefits of becoming a public company.

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

Our operating activities have been funded by loans and advances made to the company by certain shareholders. Certain major shareholders have also paid invoices directly to vendors for the benefit of the company.  While future operating activities are expected to be funded by these current major shareholders, such payments are not guaranteed and in the event that such future operating activities are not funded by these shareholders, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

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

Agreement for business combination.

On July 11, 2011, we signed a Letter of Intent with Xhibit, LLC. (“Xhibit”) acting through Xhibit Corp. (now Xhibit Management Corp.), which is its Manager. Xhibit, through its operating subsidiaries, operates internet marketing and social media businesses.   Under the Letter of Intent, the Registrant and Xhibit propose to engage in a reverse triangular merger resulting in Xhibit becoming a wholly-owned subsidiary of the Registrant, and the members of Xhibit, LLC becoming the majority owners of the Registrant, holding approximately 80% of the total outstanding shares.  The proposed merger is subject to further negotiations between the parties as well as final documentation, and there is no assurance that it will occur.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We currently have no properties and at this time no agreements to acquire any properties.  From January 1, 2011 through June 30, 2011 we used the offices of a major shareholder of ours.  During that period, we accrued $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major stockholder of ours.  We recorded $9,000 for these expenses for the year ended December 31, 2011.  The amounts due were accrued in accounts payable related party.  In October 2011, the shareholder agreed to forgive the balance due. As a result, the balance was written off and recorded as additional paid in capital. We currently use the offices of a shareholder of ours, located at 3410 W. Glendale Avenue, Suite D, Phoenix, AZ 85051.  We are not being charged by the shareholder for the use of this office space or for any other management related service charges.

There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition.  Upon a merger or acquisition, we intend to relocate our office to that of the acquisition candidate.

Item 3.   Legal Proceedings

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

On March 1, 2012 the Company effectuated a forward split of its issued and outstanding common shares, whereby every old share of common stock will be exchanged for eight new shares of the Company's common stock.  As a result, the issued and outstanding shares of common stock increased from 1,400,028 prior to the split to 11,200,224 following the forward split.  In connection with the stock split the Company also increased the number of its authorized shares of common stock from 60,000,000 shares to 480,000,000 shares and its preferred stock from 10,000,000 to 80,000,000 shares.

Holders

As of March 16, 2011, we had approximately 115 holders of record of our common stock.

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

On July 11, 2011, we signed a Letter of Intent with Xhibit, LLC. (“Xhibit”) acting through Xhibit Corp. (now Xhibit Management Corp.), which is its Manager. Xhibit, through its operating subsidiaries, operates internet marketing and social media businesses.   Under the Letter of Intent, the Registrant and Xhibit propose to engage in a reverse triangular merger resulting in Xhibit becoming a wholly-owned subsidiary of the Registrant, and the members of Xhibit, LLC becoming the majority owners of the Registrant, holding approximately 80% of the total outstanding shares.  The proposed merger is subject to further negotiations between the parties as well as final documentation, and there is no assurance that it will occur.

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

Results of Operations

For year ended December 31, 2011, compared the year ended December 31, 2010.

Revenue.  No operating revenues were generated during the years ended December 31, 2011 and December 31, 2010.

Operating Expenses.  Total operating expenses were $27,152 and $30,642, respectively for the year ended December 31, 2011 and for the year ended December 31, 2010.  Operating expenses consisted of professional, general and administrative expenses.

Other Expenses. Total other expenses were $1,716 and $2,764, respectively and for year ended December 31, 2011 and for the year ended December 31, 2010. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

For year ended December 31, 2010, compared the year ended December 31, 2009.

Revenue.  No operating revenues were generated during the years ended December 31, 2010 and December 31, 2009.

Operating Expenses.  Total operating expenses were $30,642 and $28,961, respectively for the year ended December 31, 2010 and for the year ended December 31, 2009. Operating expenses consisted of professional, general and administrative expenses.

 Other Expenses. Total other expenses were $2,764 and $1,893, respectively and for year ended December 31, 2010 and for the year ended December 31, 2009.  Other expenses consist of interest expense and for the year ended December 31, 2009 also, loan fees in connection the Revolving Credit Agreements that we have entered into.

Liquidity and Capital Resources

As of December 31, 2011, we had no cash and cash equivalents and had no working capital.

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change of control in the Company. In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of December 31, 2011 both the principal and accrued interest balances were zero.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change in control of the Company.  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As December 31, 2011 both the principal and accrued interest balances were zero.

Our operating activities have been funded by loans and advances made to the company by shareholders. Certain major shareholders have also paid invoices directly to vendors for the benefit of the company.  While future operating activities are expected to be funded by these current major shareholders such payments are not guaranteed and in the event that such future operating activities are not funded by these shareholders, additional sources of funding would be required to continue operations.  There is no assurance that we could raise working capital or if any capital would be available at all.  Failure to obtain financing when needed could result in curtailing operations, acquisitions or mergers and investors could lose some or all of their investment.

Off-Balance Sheet Items

We have no off-balance sheet items as of December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(c) and (d) of the Exchange Act.  Our internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, financial disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable and in accordance with generally accepted accounting principles of the United States of America (GAAP). Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to effective can provide only reasonable assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Management conducted its evaluation of the effectiveness of our internal controls over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain information regarding our director and executive officer:

Name	Age	Position	Director or Officer Since
Derold L. Kelley	55	President, Chief Executive Officer, Chief Financial Officer and Director	September 2001

An officer holds their position at the will of the Board of Directors.  A director holds their position for one year or until their successor is elected and qualified.

The following is a summary of our director and executive officer’s business experience.

Derold L. Kelley.  President, Chief Executive Officer, Chief Financial Officer and Director.  From 1978 until his honorable discharge in 1984, Mr. Kelley was in the United States Air Force.  From 1984, through December 2001 Mr. Kelley has been a founder and an executive officer of New Bridge Manufacturing Inc. and it’s prior corporation Care Concepts, Inc., responsible for supervising the Company’s production facilities.  Mr. Kelley served as a director and secretary until the company ceased operations in 2001.  From 2001 until 2002 Mr. Kelley was involved in private investing for his own account.  In 2002 Mr. Kelley was a founder of On Line Pest Control and served as its president until July 2005, when Mr. Kelley formed Are You Bugged Inc. where he continues to serve as its president. From September 2007 to April 2008, Mr. Kelley was a Director for NB Design Licensing. Since the Company’s inception, Mr. Kelley has been an officer and director of the Company and has been its President, Chief Executive Officer, Chief Financial Officer and sole director since June 30, 2009.  Mr. Kelley continues to devote such time to the Company as required to perform his duties.

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

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by our executive officer during the year ended December 31, 2011.

Director Compensation

Our director received no compensation during the year ended December 31, 2011.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the March 16, 2012, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock.

Name and Address	Number of Shares(2)	Percent Ownership Common (1)
Derold L Kelley President, Chief Executive Officer, Chief Financial Officer and Director 3410 W. Glendale Ave., Suite D Phoenix, AZ 85051	91,672	0.8%

All officer and director as a group (1 person)	91,672	.8%

Larry Eiteljorg 19247 N 88th Way Scottsdale, AZ 85255	2,378,380	21.2%

Azul Dia, Inc. 4901 Bellair Blvd Bellaire, TX 77401	2,378,380	21.2%

Beaux Beaux Partnership PO 1790 Bellaire Blvd Bellaire, TX 77401	2,378,380	21.2%

Rocky Global Enterprises, Ltd. PO Box 1790 Bellaire Blvd Bellaire, TX 77401	2,378,380	21.2%

(1)	Percentages are rounded to the nearest one-tenth of one percent. Percentages are based on 11,200,224 shares of common stock outstanding.
(2)	On March 1, 2012 the Company effectuated a forward split of its issued and outstanding common shares, whereby every old share of common stock will be exchanged for eight new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 1,400,028 prior to the split to 11,200,224 following the forward split.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

From January 1, 2011 through June 30, 2011 we used the offices of a major shareholder of ours.  During this period, we accrued $1,500 per month reimbursement for out-of-pocket expenses such as telephone, postage, supplies and administrative support to a company controlled by a major stockholder of ours.  We recorded $9,000 for these expenses for the year ended December 31, 2011.  The amounts due were accrued in accounts payable related party.  In October 2011, the shareholder agreed to forgive the balance due. As a result, the balance was written off and recorded as additional paid in capital. We currently use the offices of a shareholder of ours, located at 3410 W. Glendale Avenue, Suite D, Phoenix, AZ 85051.  We are not being charged by the shareholder for the use of this office space or for any other management related service charges.

On April 4, 2008, we borrowed $8,000 from Inverness Investments, Inc., a company controlled by one of our stockholders, evidenced by an unsecured Demand Promissory Note (the “Note”).  The Note accrued interest at 7% per annum on the unpaid balance and all principal and accrued but unpaid interest was payable in full on demand.  On May 5, 2009, we repaid the Note and accrued interest of $608.

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change of control in the Company. In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of December 31, 2011 both the principal and accrued interest balances were zero.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change in control of the Company.  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As December 31, 2011 both the principal and accrued interest balances were zero.

During the current fiscal year, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of December 31, 2011 the accounts payable due related party balance was zero.

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

Item 14.   Principal Accounting Fees and Services

Audit Fees

We paid Weaver & Martin, LLC a total of $7,550 and $7,250, respectively for fiscal year ended December 31, 2011 and 2010 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-K and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2011 and 2010.

Tax Fees

For the Company’s fiscal year ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice and tax planning, as these services were provided as part of the administrative support reimbursement provided by a company controlled by one of our stockholders.

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

Item 15.   Exhibits and Financial Statement Schedules

    (a) The following documents are filed as part of this annual report on Form 10-K:

       1)    Financial Statements:

             Report of Independent Registered Public Accounting Firm

             Balance Sheets at December 31, 2011 and 2010

             Statements of Operations for years ended December 31, 2011 and 2010, and from September 19, 2001 (date of inception) through December 31, 2011

             Statements of Changes in Stockholders' Equity (Deficit) from September 19, 2001 (date of inception) through December 31, 2011

             Statements of Cash Flows for the years ended December 31, 2011, 2010 and from September 19, 2001 (date of inception) through December 31, 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

NB MANUFACTURING, INC.

By	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Name	Title	Date

/s/ Derold L. Kelley	Derold L. Kelley	President, Chief Executive Officer, Chief Financial Officer and Director	March 28, 2012

To the Board of Directors and Stockholders
NB Manufacturing, Inc. (A Development Stage Company)
Phoenix, Arizona

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the balance sheets of NB Manufacturing, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period of September 19, 2001 (inception) to December 31, 2011.  NB Manufacturing, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NB Manufacturing, Inc. as of December 31, 2011 and 2010 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and the period of September 19, 2001 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver Martin & Samyn, LLC
Weaver Martin & Samyn, LLC
Kansas City, Missouri
March 28, 2012

Certified Public Accountants & Consultants 411 Valentine, Suite 300 Kansas City, Missouri 64111 Phone: (816) 756-5525 Fax: (816) 756-2252

NB MANUFACTURING, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash	$-	$478

Total current assets	-	478

Total assets	$-	$478

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$-	$425
Accounts payable - related party	-	41,120
Accrued interest - related party	-	4,789
Notes payable - related party	-	45,400
Total current liabilities	-	91,734

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares, $.0001 par value,none issued or outstanding	-	-
Common stock, authorized 60,000,000 shares, $.0001 par value, 1,400,028 issued and outstanding	140	140
Additional paid in capital	193,951	73,827
Accumulated (deficit) during development stage	(194,091)	(165,223)

Total shareholders’ equity (deficit)	-	(91,256)

Total liabilities and shareholders’ equity (deficit)	$-	$478

See Notes to Financial Statements.

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period September 19, 2001 (Date of Inception) through December 31, 2011

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	7,200	8,550	46,800
Legal fees	5,574	1,186	25,625
Shareholder relations	5,378	2,880	24,518
General and administrative expense, related party	9,000	18,000	85,500
Other general and administrative expense	-	26	3,535
Total operating expenses	27,152	30,642	185,978

Net (loss) from operations	(27,152)	(30,642)	(185,978)

Other (expense)
Loan fee - related party	-	-	(1,000)
Interest expense - related party	(1,716)	(2,764)	(7,113)
Total other (expense)	(1,716)	(2,764)	(8,113)

Net (loss)	$(28,868)	$(33,406)	$(194,091)

Net (loss) per common share	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,400,028	1,400,028

See Notes to Financial Statements.

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in	Accumulated (Deficit) During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance at September 19, 2001	1,000,028	$100	$(100)	$-	$-
(inception of development stage)

Net (loss)	-	-	-	-	-

Balance at December 31, 2001	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2002	1,000,028	100	(100)	-	-

Net (loss)	-	-	-	-	-

Balance at December 31, 2003	1,000,028	100	(100)	-	-

Expenses paid by stockholder and donated to the company	-	-	4,920	-	4,920
Net (loss)	-	-	-	(4,920)	(4,920)

Balance at December 31, 2004	1,000,028	100	4,820	(4,920)	-

Expenses paid by stockholder and donated to the company	-	-	9,646	-	9,646
Net (loss)	-	-	-	(12,146)	(12,146)

Balance at December 31, 2005	1,000,028	100	14,466	(17,066)	(2,500)

Expenses paid by stockholder and donated to the company	-	-	7,690	-	7,690
Net (loss)	-	-	-	(9,915)	(9,915)

Balance at December 31, 2006	1,000,028	100	22,156	(26,981)	(4,725)

Expenses paid by stockholders and donated to the company	-	-	711	-	711
Additional paid-in capital	200,000	20	49,980	-	50,000
Net (loss)	-	-	-	(34,201)	(34,201)

Balance at December 31, 2007	1,200,028	120	72,847	(61,182)	11,785

Issuance for loan fee	200,000	20	980	-	1,000

Net (loss)	-	-	-	(39,781)	(39,781)

Balance at December 31, 2008	1,400,028	140	73,827	(100,963)	(26,996)

Net (loss)				(30,854)	(30,854)

Balance at December 31, 2009	1,400,028	$140	$73,827	$(131,817)	$(57,850)

Net (loss)				(33,406)	(33,406)

Balance at December 31, 2010	1,400,028	$140	$73,827	$(165,223)	$(91,256)
Contributed capital			10,599		10,599
Write-off of balances due related party			109,525		109,525
Net (loss)				(28,868)	(28,868)
Balance at December 31, 2011	1,400,028	$140	$193,951	$(194,091)	$-

See Notes to Financial Statements.

NB MANUFACTURING, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period September 19, 2001 (Date of Inception) through December 31, 2011
Cash flows from operating activities:
Net (loss)	$(28,868)	$(33,406)	$(194,091)
Adjustments to reconcile:
Expenses paid by stockholders and
donated to the company	7,524	-	30,491
Accounts payable	(425)	(611)
Accounts payable, related party	9,000	18,000	50,120
Stock issued for loan fee	-	-	1,000
Accrued interest	1,716	2,764	6,505
Net cash (used) in operating activities	(11,053)	(13,253)	(105,975)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	3,075	-	11,075
Proceeds from shareholder loan	7,500	12,900	52,900
Repayment of related party advances	-	-	(8,000)
Sale of Common Stock	-	-	50,000
Net cash provided from financing activities	10,525	12,900	105,975

NET INCREASE IN CASH	(478)	(353)	-
CASH, BEGINNING OF THE PERIOD	478	831	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$478	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Expenses paid by stockholders and donated to the company	$7,524	$-	$30,491
Debt forgiven by related parties	$109,525	$-	$109,525

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

See Notes to Financial Statements.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

There have been no stock issuances during the years ended December 31, 2011 and 2010.  As of December 31, 2011, there are no options or warrants outstanding.

During the year ended December 31, 2011, $109,525 of related party debt was forgiven and recorded as additional paid in capital.  Also during the year ended December 31, 2011, two shareholders contributed a total of $3,075 to the company and two other shareholders paid a total of $7,524 of invoices on behalf of the company directly to the vendors. Both of these amounts were recorded to additional paid in capital.

NOTE 3 – NOTES PAYABLE – RELATED PARTIES

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

On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 200,000 unregistered shares of the Company’s common stock shares valued at $1,000.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change of control in the Company. In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of December 31, 2011 both the principal and accrued interest balances were zero.

On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 1,207,300 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 1,189,190 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change in control of the Company.  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As December 31, 2011 both the principal and accrued interest balances were zero.

During the current fiscal year, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of December 31, 2011 the accounts payable due related party balance was zero.

NOTE 4 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$65,991	$56,176
Valuation allowance for deferred tax assets	(65,991)	(56,176)
Net deferred tax assets	$-	$-

The reconciliation of income tax benefit computed at the federal tax rate of 34% is as follows:

	2011	2010

Tax benefit at statutory rate	$9,815	$11,358
Less valuation allowance adjustment	(9,815)	(11,358)
Income tax benefit	$-	$-

A summary of the valuation allowance is as follows:

	2011	2010

Tax benefit at statutory rate	$56,176	$44,818
Additional for year	9,815	11,358
Balance at end of year	$65,991	$56,176

The Company has the following tax carry forwards at December 31, 2011:

Year	Amount	Expiration Date
Net operating loss
December 31, 2004	$4,920	December 31, 2024
December 31, 2005	12,146	December 31, 2025
December 31, 2006	9,915	December 31, 2026
December 31, 2007	34,201	December 31, 2027
December 31, 2008	39,781	December 31, 2028
December 31, 2009	30,854	December 31, 2029
December 31, 2010	33,406	December 31, 2030
December 31, 2011	28,868	December 31, 2031
Total	$194,091

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of this filing and has concluded that there was nothing that required recognition and disclosure except as noted below.

On March 1, 2012 the Company effectuated a forward split of its issued and outstanding common shares, whereby every old share of common stock will be exchanged for eight new shares of the Company’s common stock.  As a result, the issued and outstanding shares of common stock increased from 1,400,028 prior to the split to 11,200,224 following the forward split.  In connection with the stock split the Company also increased the number of its authorized shares of common stock from 60,000,000 shares to 480,000,000 shares and its preferred stock from 10,000,000 to 80,000,000 shares.  The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company’s authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.