Form 10-Q
period 2012-03-31
NB Manufacturing, Inc.
filed 2012-05-10
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or
☐ Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file number: 000-52678

NB MANUFACTURING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

3410 W. Glendale Ave, Suite D
Phoenix, AZ 85051
(Address of principal executive offices)

(602) 738-5876
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

YES ☒           NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2012 the Company had 11,200,224 shares of its $0.0001 par value common stock issued and outstanding.

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets March 31, 2012 (unaudited) and December 31, 2011	1

	Condensed Statements of Operations Three Months Ended March 31, 2012 and 2011 and from September 19, 2001 (date of inception) through March 31, 2012 (unaudited)	2

	Condensed Statements of Cash Flows Three Months Ended March 31, 2012 and 2011 and from September 19, 2001 (date of inception) through March 31, 2012 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

-i-

Part I
FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$-	$-
Total current assets		-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$5,000	$-
Accounts payable - related party	-	-
Accrued interest - related party	-	-
Notes payable - related party	-	-
Total current liabilities	5,000	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding		-
Common stock, authorized 480,000,000 shares, $.0001 par value, 11,200,224 issued and outstanding	1,120	1,120
Additional paid in capital	198,101	192,971
Accumulated (deficit) during development stage	(204,221)	(194,091)

Total shareholders’ equity (deficit)	(5,000)	-

Total liabilities and shareholders’ equity (deficit)	$-	$-

See notes to condensed financial statements (unaudited).

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period September 19, 2001 (Date of Inception) through March 31, 2012

Revenues	$-	$-	$-

Operating expenses:
Accounting fees	5,000	3,900	51,800
Legal fees	1,028	495	26,653
Shareholder relations	4,102	813	28,620
General and administrative expense, related party	-	4,500	85,500
Other general and administrative expense	-		3,535
Total operating expenses	10,130	9,708	196,108

Net (loss) from operations	(10,130)	(9,708)	(196,108)

Other (expense)	-
Loan fee - related party	-		(1,000)
Interest expense - related party	-	(848)	(7,113)
Total other (expense)	-	(848)	(8,113)

Net (loss)	$(10,130)	$(10,556)	$(204,221)

Net (loss) per common share	$(0.001)	$(0.001)

Weighted average number of common shares outstanding	11,200,224	11,200,224

See notes to condensed financial statements (unaudited).

NB MANUFACTURING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period September 19, 2001 (Date of Inception) through March 31, 2012
Cash flows from operating activities:
Net (loss)	$(10,130)	$(10,556)	$(204,221)
Adjustments to reconcile:
Expenses paid by stockholders and donated to the company	5,130	-	35,621
Accounts payable	5,000	(92)	5,000
Accounts payable, related party	-	4,500	50,120
Stock issued for loan fee	-		1,000
Accrued interest	-	848	6,505
Net cash (used) in operating activities	-	(5,300)	(105,975)

Cash flow from investing activities	-	-	-

Cash flow from financing activities:
Advances from related party	-	-	11,075
Proceeds from shareholder loan	-	5,000	52,900
Repayment of related party advances	-	-	(8,000)
Sale of common stock	-	-	50,000
Net cash provided from financing activities	-	5,000	105,975

NET INCREASE IN CASH	-	(300)	-
CASH, BEGINNING OF THE PERIOD	-	478	-
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$178	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Expenses paid by stockholders and donated to the company	$5,130	$-	$35,621
Debt forgiven by related parties	$-	$-	$109,525

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$-	$-	$608
Cash paid for income taxes	$-	$-	$-

Stock issued for loan fee	$-	$-	$1,000

See notes to condensed financial statements (unaudited).

NB MANUFACTURING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    NB Manufacturing, Inc. (the “Company”) was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc.  The creditors of New Bridge Products, Inc. received 8,000,224 shares of NB Manufacturing, Inc. and warrants to purchase an additional 48,001,344 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc.  The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008.  None of the warrants were exercised by December 31, 2008 and therefore have expired.  The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.

    The Company currently has no operations and since its inception on September 19, 2001 is considered a development stage enterprise.  The Company intends to evaluate structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

Summary of Accounting Basis of Presentation

    The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2011, filed on Form 10-K on March 28, 2012.

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

Recent Accounting Pronouncements

    In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is did not have an effect on the Company’s financial position, results of operations or cash flow.

    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flow.

    Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

    International Financial Reporting Standards:

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

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

The Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock on February 14, 2012, with a record date of March 1, 2012.  In connection with stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and its Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.

    Other than the stock split referenced above, there have been no stock issuances during the three months ended March 31, 2012 and during the year ended December 31, 2011.  As of March 31, 2012, there are no options or warrants outstanding.  All stock amounts in this document have been retroactively restated.

NOTE 3 – NOTES AND ACCOUNTS PAYABLE - RELATED PARTIES

    On July 10, 2008, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Lazzeri Family Trust (the “Lender”) whose Trustee is Robert Lazzeri to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated July 10, 2008.  Mr. Lazzeri was previously an executive officer and director of the Company.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $250,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  In connection with and as a loan fee for the foregoing unsecured credit facility, Lender received 1,600,000 unregistered shares of the Company’s common stock shares valued at $1,000.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 9,658,400 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 9,513,520 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change of control in the Company. In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of March 31, 2012 both the principal and accrued interest balances were zero.

    On May 5, 2009, the Company entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) with the Mathis Family Partners, Ltd and EARNCO MPPP (the “Lender”), companies controlled by a stockholder of the Company to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note (the “Revolving Loan Note”) dated May 5, 2009.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand of the Lender.  The Revolving Credit Agreement does not obligate the Lender to make any loans but any loans made by the Lender to the Company, up to the outstanding principal balance of $50,000, will be subject to the terms of the Revolving Credit Agreement and Revolving Loan Note.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 9,658,400 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 9,513,520 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”) – all resulting in a change in control of the Company.  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of March 31, 2012 both the principal and accrued interest balances were zero.

    During the year ended December 31, 2011, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of March 31, 2012 the accounts payable due related party balance was zero.

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

    The Company has no level 3 assets or liabilities.

    The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts payable	-	5,000	-	5,000
Accrued interest	-	-	-	-
Notes payable	-	-	-	-

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Fair Value
Cash	$-	$-	$-	$-
Accounts payable	-	-	-	-
Accrued interest	-	-	-	-
Notes payable	-	-	-	-

NOTE 5 – SUBSEQUENT EVENTS

    On April 12, 2012, the Company entered into a Merger Agreement with Xhibit, LLC, a Nevada limited liability company ("Xhibit").  Xhibit, through its subsidiaries, SpyFire Interactive, LLC and Stacked Digital, LLC, is a full service online marketing and social media company providing targeted and measurable online advertising campaigns and lead generation programs for a broad base of advertiser and advertising agency customers.

        The contemplated Merger will take the form of a transaction, a so-called "reverse merger" in which NB Manufacturing Subsidiary, LLC, a Nevada limited liability company, that is a wholly owned subsidiary of the Company, will be merged into Xhibit, which will then be a wholly-owned subsidiary of the Company. The owners of Xhibit will receive shares of the Common Stock of the Company and will then own the majority of the outstanding capital stock of the Company.

   Pursuant to the Merger Agreement, the Company will be issuing 55,383,452 shares of its Common Stock to the members of Xhibit.  Thus, upon the closing of the Proposed Transaction, the members of Xhibit will be the controlling shareholders of the Company, owning approximately 83.2% of our Common Stock.  In addition, upon the closing of the Proposed Transaction, the sole officer and director of the Company, will resign and two nominees of Xhibit will be appointed to fill the vacancies created upon the resignation of our lone director.  It is expected that the two new directors will look to appoint a third director to the Company's Board of Directors, a person that would not be an employee or otherwise affiliated with Xhibit.

   The Merger Agreement may be terminated (i) by the parties by their  mutual written consent at any time prior to the filing of the Articles of Merger; (ii) if either party breaches any material representation, warranty, or covenant contained in the Merger Agreement and the breach is not cured within a period of 30 days; or (iii) if the Closing shall not have occurred on or before June 30, 2012, by reason of the failure of any conditions set forth above.

      If the Company completes the Merger with Xhibit, the Company will cease to be a "shell company" and will forthwith provide a more complete description of the business it will commence in a Current Report on Form 8-K that will contain all of the information required of a Registration Statement on Form 10 under the Securities Exchange Act of 1934.

   The Company has evaluated all subsequent events through the time of filing this Report on Form 10-Q and has concluded that there are no other significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

    Revenue.  No operating revenues were generated during the three months ended March 31, 2012 and March 31, 2011.

    Operating Expenses.  Total operating expenses were $10,130 and $9,708, respectively for the three months ended March 31, 2012 and for the three months ended March 31, 2011.  Operating expenses consist of professional, general and administrative expenses.

    Other Expenses. Total other expenses were zero and $848, respectively and for the three months ended March 31, 2012 and for the three months ended March 31, 2011. Other expenses consist of interest expense incurred in connection with the Revolving Credit Agreement.

Liquidity and Capital Resources

    As of March 31, 2012, we had no cash or cash equivalents and we had negative working capital of $5,000.

    On July 10, 2008, we entered into a Revolving Credit Agreement with the Lazzeri Family Trust whose Trustee is Robert Lazzeri, previously our President and a member of our board of directors, to borrow up to $250,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 9,658,400 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 9,513,520 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $25,200 in addition to the $3,608 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of March 31, 2012 both the principal and accrued interest balances were zero.

    On May 5, 2009 we entered into a Revolving Credit Agreement with Mathis Family Partners, Ltd and EARNCO MPPP, companies controlled by one of our stockholders, to borrow up to $50,000, evidenced by an unsecured Revolving Loan Note.  All amounts borrowed pursuant to the Revolving Credit Agreement accrue interest at 7% per annum and all principal and accrued but unpaid interest is payable in full on demand.  On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 9,658,400 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 9,513,520 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).  In connection with the sale of its shares, the Lender agreed to release and discharge the Company from the outstanding principal balance of $27,700 in addition to the $2,897 accrued interest balance as well as any and all other claims as of the release date. The principal and accrued interest balances were written off by the Company and recorded as additional paid in capital.  As of March 31, 2012 both the principal and accrued interest balances were zero.

    During the fiscal year ended December 31, 2011, the Company maintained an accounts payable balance due a related party.  In connection with the sale of shares referred to above, the related party agreed to release and discharge the Company from all amounts owed.  As a result, the $50,120 accounts payable due related party was written off and recorded as additional paid in capital.  As of March 31, 2012 the accounts payable due related party balance was zero.

    At March 31, 2012, we had no cash and negative working capital of $5,000.  As result, we must seek new sources of capital to continue future operating activities.  There is no assurance that we could raise working capital or if any capital would be available at all.

Off-Balance Sheet Items

    We have no off-balance sheet items as of March 31, 2012.

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

    None.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

    None.

Item 4. – REMOVED AND RESERVED

Item 5. – OTHER INFORMATION

    On July 12, 2011, Jack D. Kelley and Associates, Inc., the Lazzeri Family Trust, Mathis Family Partners, Underwood Family Partners and Battersea Capital, Inc., the owners, collectively of 9,658,400 shares of the Registrant’s common stock (approximately 86.2%), sold an aggregate of 9,513,520 of those shares to the following parties, in equal amounts:  Larry Eiteljorg, Azul Dia, Inc., Beaux Beaux Partnership and Rocky Global Enterprises, Ltd. (the “Buyers”).

    As a result of that transaction, each of the Buyers owns approximately 21.2% of the Registrant’s outstanding common stock.

The Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock on February 14, 2012, with a record date of March 1, 2012.  In connection with stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and its Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2012.

NB MANUFACTURING, INC.

By:	/s/ Derold L. Kelley
Derold L. Kelley
President, Principal Executive Officer and Principal Financial Officer