Form 10-Q
period 2012-06-30
NB Manufacturing, Inc.
filed 2012-08-20
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-52678

NB MANUFACTURING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(Address of principal executive offices)

(602) 281-3554
 (Issuer’s telephone number)

3410 W Glendale, Suite D, Phoenix, AZ 85051
(Former Address)

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
YES [ X ]           NO [  ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]           NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 17, 2012 the Company had 66,583,676 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I.    FINANCIAL INFORMATION

Item 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Current Assets:
Cash	$60,714	$241,077
Accounts receivable, net	553,423	606,203
Prepaid expenses	264,839	197,297
Accounts receivable, related party	-	8,750
Advancements to officers	107,851	-
Total current assets	986,827	1,053,327

Other assets:
Security deposit	32,731	32,731
Property and equipment, net	1,374,827	31,036

TOTAL ASSETS	$2,394,385	$1,117,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$632,960	$357,890
Accounts payable, related party	49,346	14,820
Accrued interest, related party	15,054	6,579
Notes payable, related party	700,000	225,665
Deferred lease incentive - current portion	123,203	-
Total current liabilities	1,520,563	604,954

Non-current Liabilities:
Deferred rent liability	214,183	12,759
Deferred lease incentive - non-current portion	667,347	-

Total liabilities	2,402,093	617,713

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 66,583,676 issued and outstanding	6,658	6,658
Additional paid in capital	839,911	828,726
Retained earnings (deficit)	(854,277)	(336,003)
Total shareholders' equity (deficit)	(7,708)	499,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,394,385	$1,117,094

See notes to condensed consolidated financial statements (unaudited)

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2012 AND CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2011

	Three-month Period
	Ended June 30,
	2012	2011

Revenues	$2,389,725	$1,187,848
Cost of revenues	1,455,511	387,871
Gross profit	934,214	799,977

Operating expenses:
Sales and marketing	234,783	93,379
General and administrative	923,539	119,794
Research and development	102,499	-
Total operating expenses	1,260,821	213,173

Income (loss) from operations	(326,607)	586,804

Interest expense	15,107	-
Net Income (Loss)	$(341,714)	$586,804

Net income (loss) per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted-average shares used to calculate net income (loss) per common share:
Basic	66,583,676	66,583,676
Diluted	66,583,676	66,583,676

See notes to condensed consolidated financial statements (unaudited)

 NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2012 AND CONDENSED COMBINED STATEMENT OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2011

	Six-month Period
	Ended June 30,
	2012	2011

Revenues	$4,509,233	$2,058,163
Cost of revenues	2,835,336	657,140
Gross profit	1,673,897	1,401,023

Operating expenses:
Sales and marketing	488,261	125,367
General and administrative	1,494,417	220,294
Research and development	189,825	9,000
Total operating expenses	2,172,503	354,661

Income (loss) from operations	(498,606)	1,046,362

Interest expense	19,668	-
Net Income (Loss)	$(518,274)	$1,046,362

Net income (loss) per common share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted-average shares used to calculate net income (loss) per common share:
Basic	66,583,676	66,583,676
Diluted	66,583,676	66,583,676

See notes to condensed consolidated financial statements (unaudited)

 NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED JUNE 30, 2012 AND CONDENSED COMBINED  STATEMENT OF CASH FLOWS FOR THE PERIOD ENDED JUNE 30, 2011

	Six-month Period
	Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(518,274)	$1,046,362
Depreciation	10,890	687
Expenses paid by shareholder and donated to the company	11,185	-
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accounts receivable	52,779	(425,649)
Prepaid expenses	95,605	25,000
Accounts receivable, related party	8,750	-
Accounts payable and accrued expenses	283,546	224,384
Accounts payable, related party	34,526	9,000
Deferred rent liability	38,277	-
Net cash provided by operating activities	17,284	879,784

Cash flows from investing activities:
Purchases of property and equipment	(564,131)	(3,733)
Net cash (used in) investing activities	(564,131)	(3,733)

Cash flows from financing activities:
Proceeds from notes payable	700,000	-
Proceeds from note payable to related party		333,516
Repayment of note payable to related party	(333,516)	-
Member capital contribution	-	198,120
Distributions to member	-	(1,160,741)
Net cash provided by (used in) financing activities	366,484	(629,105)

Net increase (decrease) in cash	(180,363)	246,946

Cash, beginning of period	241,077	97,111

Cash, end of period	$60,714	$344,057

Supplemental Disclosure of Non-Cash Financing Activities:
Construction in progress paid for with tenant improvement allowance	$790,550	-

See notes to condensed consolidated financial statements (unaudited)

NB MANUFACTURING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

NB Manufacturing, Inc. (the “Company” or the “Registrant”) was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc.  The creditors of New Bridge Products, Inc. received 8,000,224 shares of NB Manufacturing, Inc. and warrants to purchase an additional 48,001,344 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc.  The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008.  None of the warrants were exercised by December 31, 2008 and therefore have expired.  The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.

On June 4, 2012, the merger (the "Merger") contemplated by the Merger Agreement dated as of April 25, 2012 by and among NB Manufacturing, Inc., a Nevada corporation, NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), Xhibit LLC, a Nevada limited liability company ("Xhibit"), and a certain director and officer of NB (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Xhibit.

As a result of the Merger and pursuant to the Merger Agreement, Xhibit became a wholly-owned subsidiary of the Company, and the Company issued 55,383,452 shares of its common stock to holders of Units of Xhibit at a rate of 1.2641737582 shares of the Company's common stock for each Xhibit Unit. Immediately prior to the Merger and following its 8:1 forward stock split (completed effective March 1, 2012), the Company had 11,200,224 shares of common stock outstanding.

Following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. Also following the Merger, the former members of Xhibit own 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders own 16.8% of the Registrant's outstanding securities.

Xhibit was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Xhibit entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Xhibit’s Units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Xhibit.

On May 24, 2012, the Company, through its wholly-owned subsidiary Xhibit, acquired Social Bounce, LLC (“Bounce”), a social media and online game development company founded on August 2, 2011.  Bounce was acquired to obtain intellectual property for the Company’s online and mobile gaming and social media platforms.  Bounce had nominal assets and no operations prior to May 24, 2012.

On June 29, 2012, the Company, through its wholly-owned subsidiary Xhibit, formed a new subsidiary, FlyReply Corp. and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.

The Company, through its subsidiaries, is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

Prior to the Merger with Xhibit, the Company had no operations and since its inception on September 19, 2001 was considered a development stage enterprise.

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

Concentrations and Credit Risk

    Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable.   All cash balances are maintained in a single bank and may from time to time exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  Regarding trade accounts receivable, the Company minimizes its credit risk by performing credit evaluations of its customers and or limiting the amount of credit extended.  Accounts receivable balances are carried net of any allowances for doubtful accounts.

    The accounts receivable from two customers were approximately 61% (17% and 44%) of total accounts receivable as of June 30, 2012.   The accounts receivable from four customers were approximately 76% (29%, 19%, 15% and 13%) of total accounts receivable as of December 31, 2011.

    Two and one customer(s) in the three months ended June 30, 2012 and 2011, respectively, represented approximately 66% (29% and 37%) and 10%, respectively, of total revenues for those periods. Two customers in the six months ended June 30, 2012 represented approximately 60% (29% and 31%) of total revenues.

    No other customers represented greater than 10% of total revenues in the three and six months ended June 30, 2012 and 2011, or total accounts receivable at June 30, 2012 and December 31, 2011.

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

NOTE 2 – PROPERTY AND EQUIPMENT

    Property and equipment balances as of June 30, 2012 and December 31, 2011 are as follows:

	6/30/12	12/31/11
Computers and Office Equipment	$62,491	$30,501
Furniture	42,568	9,327
Software	1,855	-
Accumulated depreciation	(19,682)	(8,792)
Sub-total	87,232	31,036
Construction in progress	1,287,595	-
Total	$1,374,827	$31,036

NOTE 3 - SHAREHOLDERS’ EQUITY

On February 14, 2012, the Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock with a record date of March 1, 2012.  In connection with stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and its Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.  The stock split has been retroactively reflected in these financial statements.

On June 4, 2012, pursuant to the Merger Agreement with Xhibit, the Company issued 55,383,452 shares of its common stock to holders of Units of Xhibit.

As of June 30, 2012, there were no options or warrants outstanding.

NOTE 4 – NOTES PAYABLE - RELATED PARTIES

On August 9, 2011, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $333,516 to one of its members.   The note carried a simple interest rate of 5% per annum and was due and payable on September 30, 2011.  The maturity date was extended to June 30, 2012.  On April 10, 2012, the Note along with all accrued interest was paid in full.

On March 27, 2012, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $500,000 to one of its members.  The note bears interest at a simple rate of 10% and is due and payable on September 30, 2012.

On May 29, 2012, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $200,000 to one of its members.  The note bears interest at a simple rate of 10% and is due and payable on September 30, 2012.

NOTE 5 – FAIR VALUE MEASUREMENTS

    The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturities of those instruments.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On November 9, 2011 the Company’s wholly-owned subsidiary Xhibit entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, Xhibit made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The original lease term ends in December 2018, and the lease has an option to extend for an additional five years.  Furthermore, the lease terms state that the Company was granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements during the current quarter, which are still under construction and are therefore recorded as “Construction in progress” within the Property and Equipment line item on the accompanying Balance Sheet.  In accordance with ASC 840-20-25, the Company has recorded the tenant improvement allowance as a deferred lease incentive, and will amortize these costs, beginning August 1, 2012, over the remaining term of the lease agreement.

Future minimum lease payments as of June 30, 2012 for the next five years and thereafter are as follows:

Year ending December 31,	Amount
2012	$-
2013	268,309
2014	355,418
2015	382,099
2016	413,721
Thereafter	922,308
Total	$2,341,855

    The Company has entered into an agreement with an electrical contractor to provide electrical, data, and communication lines, as well as equipment and installation services for a total cost of $228,000.  As of June 30, 2012 the Company has paid a total of $189,403 for the services; this amount has been recorded as part of the “Construction in progress” account within the Property and Equipment line item on the accompanying Balance Sheet.  The Company has a remaining commitment under this agreement to pay the contractor $38,597 for work not yet completed as of June 30, 2012.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q, our Form 10-K for the fiscal year ended December 31, 2011, our Form 8-K/A filed July 31, 2012 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

On June 4, 2012, the merger (the "Merger") contemplated by the Merger Agreement dated as of April 25, 2012 by and among NB Manufacturing, Inc., a Nevada corporation ("NB" or the "Registrant"), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), Xhibit LLC, a Nevada limited liability company ("Xhibit"), and a certain director and officer of NB (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Xhibit.

As a result of the Merger and pursuant to the Merger Agreement, Xhibit has become a wholly-owned subsidiary of the Registrant, and the Registrant issued 55,383,452 shares of its common stock to holders of Units of Xhibit at a rate of 1.2641737582 shares of the Registrant's common stock for each Xhibit Unit. Immediately prior to the Merger and following its 8:1 forward stock split (which was completed effective March 1, 2012), the Registrant had approximately 11,200,224 shares of common stock outstanding.

Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. Immediately following the Merger, the former members of Xhibit owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to "we," "us" and the "Company" are to NB Manufacturing, Inc., a Nevada corporation, and its subsidiary, Xhibit LLC, a Nevada limited liability company.  References to the "Registrant" or "NB" are to solely NB Manufacturing, Inc., a Nevada corporation.  References to "Xhibit" are to Xhibit LLC, a Nevada limited liability company, and its subsidiaries.

Business of NB Manufacturing

NB Manufacturing, Inc. was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). It had been a shell corporation since inception until the Merger. Immediately prior to the completion of the Merger, the Registrant did not conduct any business operations and had minimal assets and liabilities.

Business of Xhibit LLC

Xhibit LLC was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Xhibit entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Xhibit’s Units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Xhibit. There is common ownership and management among all three companies. Xhibit, through its subsidiaries, is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

        On May 24, 2012, Xhibit acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by Mr. Richarde, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of Xhibit. Bounce had nominal assets and no operations prior to May 24, 2012.

On June 29, 2012, Xhibit formed a new subsidiary, FlyReply Corp. and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers. In the near future, management plans to reorganize and consolidate Xhibit to better reflect its operating brands and when this consolidation is completed will no longer separate Xhibit into these four separate subsidiaries which now have overlapping business purposes.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable.   All cash balances are maintained in a single bank and may from time to time exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  Regarding trade accounts receivable, the Company minimizes its credit risk by performing credit evaluations of its customers and or limiting the amount of credit extended.  Accounts receivable balances are carried net of any allowances for doubtful accounts.

The accounts receivable from two customers were approximately 61% (17% and 44%) of total accounts receivable as of June 30, 2012.   The accounts receivable from four customers were approximately 76% (29%, 19%, 15% and 13%) of total accounts receivable as of December 31, 2011.

Two and one customer(s) in the three months ended June 30, 2012 and 2011, respectively, represented approximately 66% (29% and 37%) and 10%, respectively, of total revenues for those periods. Two customers in the six months ended June 30, 2012 represented approximately 60% (29% and 31%) of total revenues.

No other customers represented greater than 10% of total revenues in the three and six months ended June 30, 2012 and 2011, or total accounts receivable at June 30, 2012 and December 31, 2011.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturities of those instruments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at costs, less an allowance for doubtful accounts.  On a period basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts based on history of past write-offs, collections and current credit considerations.  Interest is not accrued on overdue receivables nor is collateral obtained on any amounts due.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.  The Company recognizes revenue at the time services are performed and sales are generated on behalf of their customers.  Revenue is presented net of discounts and allowances.  We record and report revenue on gross amounts billed to customers when the following criteria are met, in accordance with ASC 605-45-45:

●	The Company is the primary obligor;

●	The Company has credit risk;

●	The Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Advertising

Advertising costs are expensed as incurred.

Research and Development

Research and development costs are expensed until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with accounting guidance for software. Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon completion of a working model, no costs have been capitalized for any of the periods presented.

Segment Reporting

The Company operates in one segment, internet marketing. All revenues and operations are within the United States.

Results of Operations (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues.  The Company generated revenue of $2.3 million for the three months ended June 30, 2012 compared to revenue of $1.2 million of the three months ended June 30, 2011, an increase of $1.1 million or approximately 101%.  Of this increase, approximately $.8 million was attributable to a contract entered into with a single large customer, AdCafe, in June 2011 and the insertion order for a specific ad campaign for this customer.  While this contract provided substantial revenue, it resulted in only nominal margins as it was intended to drive revenues to the Company's affiliate network for the purpose of creating network scale and volume. The contract with this customer had an initial term of one year and was initially renewed by management for an additional one year period. However, the Company and AdCafe decided to discontinue the insertion order under the contract in late June 2012. Accordingly, this contract will not produce any additional revenue unless a new insertion order is generated for a new ad campaign, which is not expected to occur.

The remaining approximate $.3 million increase in revenue came primarily from digital ad campaigns developed for new customers. During the three months ended June 30, 2012, the Company had a high concentration of revenue and credit risk as its 5 largest customers accounted for approximately 72% of its total revenues.  The Company’s two largest customers, XL Marketing and Ad Café, accounted for 37% and 29%, respectively, of its total second quarter revenues.

Cost of revenues.  Cost of revenues was $1.5 million for the three months ended June 30, 2012 compared to $.4 million for the three months ended June 30, 2011, an increase of $1.1 million or approximately 275%.

Cost of revenues consists primarily of amounts the Company pays to website publishers on its Lead Revolution network and revenue share payments made to various list owners from whom the Company has agreements to utilize their consumer contact information.  Also included in cost of revenues are payments made to email service providers and payroll costs associated with our network and email delivery services.

The substantial increase in cost of revenues was driven by increased sales volume and in particular the cost of sales to support the AdCafe revenues. Cost of revenues increased at a much higher rate than the increase in revenue itself as the Company’s contract with AdCafe, that took effect in June 2011 and had ongoing impact into the second quarter of 2012, had much lower margins than its other customer contracts.

Gross profit.  Gross profit for the quarter ended June 30, 2012 was $.9 million compared to $.8 million for the quarter ended June 30, 2011. While overall gross profit increased $.1 million or 17%, as a result of new business generated over the previous year quarter, gross profit margin percentage decreased to 40% for the quarter ended June 30, 2012 versus 67% for the quarter ended June 30, 2011. This decrease in gross profit percentage is due to the impact of a single large customer that yielded nominal gross margins.

Sales and marketing expenses.  Sales and marketing expenses were $.2 million for the three months ended June 30, 2012 compared to $.1 million for the three months ended June 30, 2011, an increase of $.1 million or 151%.  This increase was due almost entirely to increased payroll costs incurred as the Company expanded its sales and marketing efforts to support future growth plans and new product offerings.

General and administrative expenses.  General and administrative expenses were $.9 million for the three months ended June 30, 2012 compared to $.1 million for the three months ended June 30, 2011. The $.8 million or 671% increase is the result of increased payroll costs of $.2 million and increased rent of $.1 million while the Company builds out its infrastructure to support its future growth plans.  Additionally, the Company has incurred significantly higher legal and accounting costs of approximately $.3 million than the quarter ended June 30, 2011 related to preparing the Company for its recent merger.

Research and development expenses.  Research and development expenses were $.1 million for the three months ended June 30, 2012 and zero for the three months ended June 30, 2011.  This increase reflects the Company’s recent focus on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of programming and software development related services.

Income (loss) from operations.  The Company had an operating loss of $.3 million for the quarter ended June 30, 2012 as compared to operating income of $.6 million for the quarter ended June 30, 2011, a decrease in profitability of $.9 million or 158%. The current quarter loss was primarily a result of the significant increase in payroll costs associated with the hiring of additional employees, legal fees, and increased sales and marketing expenses as the Company sought to develop the infrastructure to support its aggressive growth plans and expand its market share and future product offerings.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues.  The Company generated revenue of $4.5 million for the six months ended June 30, 2012 compared to revenue of $2.1 million for the six months ended June 30, 2011, an increase of $2.4 million or approximately 119%.  Of this increase, approximately $.9 million was attributable to a contract entered into with a single large customer, AdCafe, in June 2011 and the insertion order for a specific ad campaign for this customer.  While this contract provided substantial revenue, it has resulted in only nominal margins as it was intended to drive revenues to the Company's affiliate network for the purpose of creating network scale and volume. The contract with this customer had an initial term of one year and was initially renewed by management for an additional one year period. However, the Company and AdCafe decided to discontinue the insertion order under the contract in late June 2012. Accordingly, this contract will not produce any additional revenue unless a new insertion order is generated for a new ad campaign, which is not expected to occur.  A second new customer, XL Marketing, accounted for another approximately $.9 million of the overall increase in revenues.

The remaining approximate $.6 million increase in revenue came primarily from digital ad campaigns developed for new customers. Of the overall approximate $2.4 million increase in period over period revenue, virtually all of it was due to increased sales volume. During the first six months of 2012, the Company had a high concentration of revenue and credit risk as its 5 largest customers accounted for approximately 75% of its total revenues.  The Company’s two largest customers Ad Café and XL Marketing, accounted for 31% and 29%, respectively, of its total revenues for the six months ended June 30, 2012.

Cost of revenues.  Cost of revenues was $2.8 million for the six months ended June 30, 2012 compared to $.7 million for the six months ended June 30, 2011, an increase of $2.2 million or approximately 331%.

Cost of revenues consists primarily of amounts the Company pays to website publishers on its Lead Revolution network and revenue share payments made to various list owners from whom the Company has agreements to utilize their consumer contact information.  Also included in cost of revenues are payments made to email service providers and payroll costs associated with our network and email delivery services.

    Cost of revenues increased at a significantly higher rate than the increase in revenue itself as the Company’s contract with AdCafe, that took effect in June 2011 and continued throughout the first six months of 2012, had much lower margins than its other customer contracts.

Gross profit.  Gross profit for the six months ended June 30, 2012 was $1.7 million compared to $1.4 million for the six months ended June 30, 2011. While overall gross profit increased $.3 million or 19%, as a result of new business generated over the previous period, gross profit margin percentage decreased to 37% for the quarter ended June 30, 2012 versus 68% for the quarter ended June 30, 2011. This decrease in gross profit percentage is due to the impact of a single large customer that yielded almost no gross profit margins.

Sales and marketing expenses.  Sales and marketing expenses were $.5 million for the six months ended June 30, 2012 compared to $.1 million for the six months ended June 30, 2011, an increase of $.4 million or 289%, primarily as a result of higher payroll costs incurred as the Company expanded its sales and marketing efforts to support future growth plans and new product offerings.

General and administrative expenses.  General and administrative expenses were $1.5 million for the six months ended June 30, 2012 compared to $.2 million for the six months ended June 30, 2011.  The $1.3 million or almost fivefold increase is primarily the result of $.5 million increased payroll costs and $.2 million rent and office related expenses incurred while the Company builds out its infrastructure to support its future growth plans.  Additionally, the Company has incurred significantly higher legal and accounting costs of approximately $.4 million related to preparing the Company for the merger it completed in June 2012.

Research and development expenses.  Research and development expenses were $.2 million for the six months ended June 30, 2012 and nine thousand dollars for the six months ended June 30, 2011.  The increased costs are the result of the Company’s recent efforts on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of programming and software development related services.

Income (loss) from operations.  The Company had an operating loss of $.5 million for the six months ended June 30, 2012 as compared to operating income of $1.0 million for the same period last year, a decrease in profitability of $1.5 million or 150%. The current year’s operating loss was the result of significant increased payroll costs associated with the hiring of additional employees, legal and accounting fees, and increased sales and marketing expenses as the Company sought to develop the infrastructure to support its aggressive growth plans and expand its market share and future product offerings.

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents totaled $60,714 compared to $241,077 of cash and equivalents at December 31, 2011.

On April 10, 2012, the Company repaid its CEO in full plus accrued interest for an outstanding loan he made to the Company in the amount of $333,516 on August 9, 2011. The note was originally due December 31, 2011 but had been extended to June 30, 2012.

As of August 9, 2012, management believes that the Company's monthly required fixed cash operating expenditures are approximately $320,000. While we believe current cash flows from operations are sufficient to cover our current fixed cost structure, current cash flows are not sufficient to cover our intended growth plans. Management estimates it will spend approximately $300,000 in additional capital expenditures during the remainder of fiscal year 2012 to complete the build-out and furnish its corporate offices in Tempe, Arizona and acquire the necessary computers and related IT infrastructure to support its growth plans.

As of June 30, 2012 Xhibit has a receivable in the form of a non-interest bearing advancement of $107,851 to the CEO of the Company.  The advance was incurred as of December 31, 2011 by Xhibit prior to the Company’s merger with Xhibit.

The Company has notes payable to two of its shareholders, one in the amount of $500,000 and a second note in the amount of $200,000, each of which earns simple interest at 10% and both of which are due and payable on September 30, 2012. While the Company intends to repay the $500,000 note with proceeds from its planned capital raise (as discussed below) and is in discussions with the holder of the $200,000 note to convert the balance due into common shares of the Company, no assurances can be made that funds will be available on a timely basis or in terms acceptable to the Company in order to repay the $500,000 note at it maturity date or that we will be successful in our negotiations to convert the $200,000 note into common shares of our equity.  If neither is successful we would need to negotiate extensions of the maturity dates with the respective note holders.  No assurances can be made that we would be successful in our negotiations to extend the maturity dates of either note.

Management intends to seek to raise between $5 and $10 million in capital on or before December 31, 2012 to support its need to rapidly expand its operations and provide the working capital necessary to do so and to fund development of its online social media and games. The Board of Directors of the Company is also reviewing several strategic acquisitions and will need funding for these. Finally, as a public company, it will need capital to pay its ongoing legal and accounting expenses required to meet its reporting obligations.

Management believes this capital will be raised through the private placement of common stock. This private placement will most likely be at a discount to the market price and dilutive to shareholders. Of course, funding may not be available or on acceptable terms or at all. If the Company is not able to raise additional funds, it will have to curtail operations.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at August 17, 2012 will not be sufficient to meet our anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations through the end of 2012   As a result, the Company will need to raise additional capital, either through the issuance of additional notes payable or the sale of its shares, to fund its working capital requirements and planned investment activities for 2012.  No assurances can be made that these funds will be available on a timely basis or in terms acceptable to the Company.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2012.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide this information.

Item 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that due the to the Company's small size and limited resources it lacks adequate segregation of duties and current training in SEC disclosures, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 1A – RISK FACTORS

There have been no material changes to the risk factors contained in the Form 8-K filed on June 7, 2012, as amended on July 31, 2012.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than those previously disclosed.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 – MINE SAFETY DISCLOSURES

None.

Item 5 – OTHER INFORMATION

None.

Item 6 – EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2012.

NB MANUFACTURING, INC. (Registrant)

By:	/s/ Michael J. Schifsky
Michael J. Schifsky
Chief Financial Officer
(Principal Financial and Accounting Officer)