Form 10-Q
period 2012-09-30
Xhibit Corp.
filed 2012-11-19
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-52678

XHIBIT CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(Address of principal executive offices)

(602) 281-3554
 (Issuer’s telephone number)

NB Manufacturing, Inc.
(Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 19, 2012 the Company had 67,310,726 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Current Assets:
Cash	$158,733	$241,077
Accounts receivable, net	610,210	606,203
Prepaid expenses	201,190	197,297
Accounts receivable, related party	-	8,750
Advancements to officer	107,851	-
Total current assets	1,077,984	1,053,327

Other assets:
Security deposit	32,731	32,731
Property and equipment, net	1,379,400	31,036
Intangibles	2,908,200	-

TOTAL ASSETS	$5,398,315	$1,117,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$553,917	$357,890
Accounts payable, related party	-	14,820
Accrued interest, related party	7,554	6,579
Notes payable, related party	700,000	225,665
Deferred lease incentive - current portion	123,203	-
Total current liabilities	1,384,674	604,954

Non-current Liabilities:
Deferred rent liability	225,330	12,759
Deferred lease incentive - non-current portion	646,813	-

Total liabilities	2,256,817	617,713

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 67,310,726 and 66,583,676 issued and outstanding	6,731	6,658
Additional paid in capital	3,756,883	828,726
Accumulated deficit	(622,116)	(336,003)
Total shareholders' equity	3,141,498	499,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,398,315	$1,117,094

See notes to condensed consolidated financial statements (unaudited).

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Three-month Period
	Ended September 30,
	2012	2011

Revenues	$2,910,099	$2,193,099
Cost of revenues	1,303,730	1,703,771
Gross profit	1,606,369	489,328

Operating expenses:
Sales and marketing	266,158	63,485
General and administrative	944,080	287,048
Research and development	146,952	6,000
Total operating expenses	1,357,190	356,533

Income from operations	249,179	132,795

Other income / (expense):
Interest expense	(17,655)	-
Other Income	637	-
Net Income	$232,161	$132,795

Net income per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted-average shares used to calculate net income per common share:
Basic	66,632,691	24,468,147
Diluted	66,632,691	24,468,147

See notes to condensed consolidated financial statements (unaudited).

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine-month Period
	Ended September 30,
	2012	2011

Revenues	$7,419,332	$4,251,262
Cost of revenues	4,139,066	2,360,911
Gross profit	3,280,266	1,890,351

Operating expenses:
Sales and marketing	754,419	188,852
General and administrative	2,438,497	489,101
Research and development	336,777	15,000
Total operating expenses	3,529,693	692,953

Income (loss) from operations	(249,427)	1,197,398

Other income / (expense):
Interest expense	(37,323)	-
Other income	637	-
Net Income (Loss)	$(286,113)	$1,197,398

Net income (loss) per common share:
Basic	$(0.00)	$0.05
Diluted	$(0.00)	$0.05

Weighted-average shares used to calculate net income (loss) per common share:
Basic	61,714,643	23,970,527
Diluted	61,714,643	23,970,527

 See notes to condensed consolidated financial statements (unaudited).

NB MANUFACTURING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine-month Period
	Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(286,113)	$1,197,398
Depreciation	61,740	687
Expenses paid by shareholder and donated to the company	11,185	-
Tenant improvement allowance	(20,534)	-
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accounts receivable	(4,007)	(233,425)
Prepaid expenses	43,483	25,000
Accounts receivable, related party	8,750	-
Accounts payable and accrued expenses	205,847	115,593
Accounts payable, related party	(14,820)	-
Deferred rent liability	165,195	-
Net cash provided by operating activities	170,726	1,105,253

Cash flows from investing activities:
Purchases of property and equipment	(619,554)	(9,719)
Net cash (used in) investing activities	(619,554)	(9,719)

Cash flows from financing activities:
Proceeds from note payable to related party	700,000	333,516
Repayment of note payable to related party	(333,516)	(46,042)
Member capital contribution	-	563,220
Distributions to member	-	(1,630,004)
Net cash provided by (used in) financing activities	366,484	(779,310)

Net increase (decrease) in cash	(82,344)	316,224

Cash, beginning of period	241,077	96,633

Cash, end of period	$158,733	$412,857

Supplemental Disclosure of Non-Cash Financing Activities:
Construction in progress paid for with tenant improvement allowance	$790,550	$-
Shares issued for intangible assets acquired	$2,908,200	$-

Cash paid for:
Interest	$25,000	$-
Taxes	$-	$-

See notes to condensed consolidated financial statements (unaudited).

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

Xhibit is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. Xhibit enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

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

Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. Also immediately following the Merger, the former members of Xhibit owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

Xhibit was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Xhibit entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Xhibit’s Units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Xhibit.  On September 21, 2012, Xhibit filed with the state of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

On May 24, 2012, the Company, through its wholly-owned subsidiary Xhibit, acquired Social Bounce, LLC (“Bounce”), a social media and online game development company founded on August 2, 2011.  Bounce was acquired to obtain intellectual property for the Company’s online and mobile gaming and social media platforms.  Bounce had nominal assets and no operations prior to May 24, 2012.  Bounce was merged into Xhibit and Bounce ceased to exist.

On June 29, 2012, the Company, through its wholly-owned subsidiary Xhibit, formed a new subsidiary, FlyReply Corp., and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.

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

Concentrations and Credit Risk

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable.   All cash balances are maintained in a single bank and may from time to time exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  Regarding trade accounts receivable, the Company minimizes its credit risk by performing credit evaluations of its customers and /or limiting the amount of credit extended.  Accounts receivable balances are carried net of any allowances for doubtful accounts.

        The accounts receivable from two customers were approximately 60% (39% and 21%) of total accounts receivable as of September 30, 2012.   The accounts receivable from four customers were approximately 76% (29%, 19%, 15% and 13%) of total accounts receivable as of December 31, 2011.

        Three and one customer(s) in the three months ended September 30, 2012 and 2011, respectively, represented approximately 64% (33%, 19%, and 12%) and 64%, respectively, of total revenues for those periods. Three and one  customer(s) in the nine months ended September 30, 2012 and 2011, respectively,  represented approximately 60% (32%, 18%, and 10%) and 44%, respectively, of total revenues for those periods.

        No other customers represented greater than 10% of total revenues in the three and nine months ended September 30, 2012 and 2011, or total accounts receivable at September 30, 2012 and December 31, 2011.

Intangible Assets

Intangible assets consist of technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition. For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as  management’s judgement, the effects of obsolesce, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over the following useful lives:

Intangible asset	Useful life
Technology	3
Non-Compete Agreements	2

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment balances as of September 30, 2012 and December 31, 2011 were as follows:

	9/30/12	12/31/11
Computers and Office Equipment	$84,854	$30,501
Furniture	46,429	9,327
Software	1,854	-
Leasehold Improvements	1,316,094	-
Accumulated depreciation	(69,831)	(8,792)
Total	$1,379,400	$31,036

NOTE 3 - INTANGIBLE ASSETS

The long-lived intangible assets were as follows as of September 30, 2012:

	Cost	Accumulated amortization	Net
Technology	$1,666,399	$-	$1,666,399
Non-Compete Agreements	1,241,801	-	1,241,801
	$2,908,200	$-	$2,908,200

Future expected amortization expense for each of the five succeeding years and thereafter is:

Year	Amount
2012	$294,092
2013	1,176,367
2014	1,021,141
2015	416,600
$2,908,200

NOTE 4 - SHAREHOLDERS’ EQUITY

On February 14, 2012, the Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock with a record date of March 1, 2012.  In connection with the stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and its Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.  The stock split has been retroactively reflected in these financial statements.

On June 4, 2012, pursuant to the Merger Agreement with Xhibit, the Company issued 55,383,452 shares of its common stock to holders of Units of Xhibit.

On August 30, 2012 the Company’s Board of Directors adopted the NB Manufacturing, Inc. 2012 Stock Option Plan (“Plan”).  Under the Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.

On September 24, 2012, pursuant to the Settlement and Release Agreement in conjunction with the Company’s acquisition of certain intellectual property rights related to the TwitYap social media platform, the Company issued 727,050 shares of its common stock; see Note 5.

As of September 30, 2012, there were no options or warrants outstanding.

NOTE 5 - TWITYAP INTELLECTUAL PROPERTY ACQUISITION

        On September 24, 2012, the Company acquired certain intellectual property it intends to incorporate into its social network product line.  The agreements contained various covenants by the sellers, including with respect to certain sellers non-compete agreements.  As consideration for the intellectual property and non-compete agreements, the Company issued 727,050 of its common shares to the sellers with a deemed value of $2,908,200.  The Company allocated the purchase price as follows:

Technology	$1,666,399
Non-Compete Agreements	1,241,801
Total assets acquired	$2,908,200

The estimated economic life of the technology is three years and amortization will commence once the social network is ready for its intended use.  The non-compete agreements will be amortized over their contractual lives of two years.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

On August 9, 2011, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $333,516 to one of its members.   The note carried a simple interest rate of 5% per annum and was due and payable on September 30, 2011.  The maturity date was extended to June 30, 2012.  The Company offset an advance to its officer against the Note Payable balance as of December 31, 2011. On April 10, 2012, the Note along with all accrued interest was paid in full.

On March 27, 2012, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $500,000 to one of its members.  The note bears interest at a simple rate of 10% per annum and was due and payable on September 27, 2012.  Effective September 27, 2012 the note was amended to extend the maturity date to November 30, 2012.

On May 29, 2012, the Company’s wholly-owned subsidiary Xhibit issued a promissory note in the amount of $200,000 to one of its members.  The note bears interest at a simple rate of 10% per annum and was due and payable on September 30, 2012.  Effective September 30, 2012 the note was amended to extend the maturity date to November 30, 2012.

NOTE 7 - FAIR VALUE MEASUREMENTS

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturities of those instruments.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On November 9, 2011 the Company’s wholly-owned subsidiary Xhibit entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, Xhibit made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The original lease term ends in December 2018, and the lease has an option to extend for an additional five years.  Furthermore, the lease terms state that the Company was granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements during the prior quarter, which were completed on August 1, 2012.  In accordance with ASC 840-20-25, the Company has recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012, which will continue through the remaining term of the lease agreement.

 Future minimum lease payments as of September 30, 2012 for the next five years and thereafter are as follows:

Year ending December 31,	Amount
2012	$-
2013	268,309
2014	355,418
2015	382,099
2016	413,721
Thereafter	922,308
Total	$2,341,855

The Company has entered into an agreement with an electrical contractor to provide electrical, data, and communication lines, as well as equipment and installation services, for a total cost of $246,403.  As of September 30, 2012 the Company has paid a total of $217,903 for the services; this amount has been recorded as part of the “Leasehold Improvements” account within the Property and Equipment line item on the accompanying Balance Sheet.  The Company has a remaining commitment under this agreement to pay the contractor $28,500 for work not yet completed as of September 30, 2012.

NOTE 9 - SUBSEQUENT EVENTS

Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

Item 2 - MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On June 4, 2012, the merger (the "Merger") contemplated by the Merger Agreement dated as of April 25, 2012 by and among Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("NB" or the "Registrant"), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), Xhibit LLC, a Nevada limited liability company ("Xhibit"), and a certain director and officer of NB (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Xhibit.

As a result of the Merger and pursuant to the Merger Agreement, Xhibit became a wholly-owned subsidiary of the Registrant, and the Registrant issued 55,383,452 shares of its common stock to holders of Units of Xhibit at a rate of 1.2641737582 shares of the Registrant's common stock for each Xhibit Unit.  Immediately prior to the Merger and following its 8:1 forward stock split (which was completed effective March 1, 2012), the Registrant had approximately 11,200,224 shares of common stock outstanding.

Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. Immediately following the Merger, the former members of Xhibit owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

On September 21, 2012 Xhibit LLC filed with the State of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

Effective November 12, 2012, NB Manufacturing, Inc changed its name to Xhibit Corp. by filing an Amendment to its Articles of Incorporation with the State of Nevada.

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and its subsidiary, Xhibit Interactive, LLC, a Nevada limited liability company.  References to the "Registrant" or "NB" are to solely Xhibit Corp., a Nevada corporation.  References to "Xhibit" are to Xhibit Interactive, LLC, a Nevada limited liability company, and its subsidiaries.

Business of Xhibit Corp.

Xhibit Corp., f/k/a NB Manufacturing, Inc. was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). It had been a shell corporation since inception until the Merger. Immediately prior to the completion of the Merger, the Registrant did not conduct any business operations and had minimal assets and liabilities.

Business of Xhibit Interactive LLC

Xhibit Interactive, LLC was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Xhibit entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Xhibit’s Units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Xhibit. There is common ownership and management among all three companies. Xhibit, through its subsidiaries, is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  Xhibit enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

On May 24, 2012, Xhibit acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by Mr. Richarde, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of Xhibit. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into Xhibit and Bounce ceased to exist.

On June 29, 2012, Xhibit formed a new subsidiary, FlyReply Corp., and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers. In the near future, management plans to reorganize and consolidate Xhibit to better reflect its operating brands and when this consolidation is completed will no longer separate Xhibit into these three separate subsidiaries, SpyFire, Stacked and FlyReply, which now have overlapping business purposes with each other and with Xhibit’s business.

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

The accounts receivable from two customers were approximately 60% (39% and 21%) of total accounts receivable as of September 30, 2012.   The accounts receivable from four customers were approximately 76% (29%, 19%, 15% and 13%) of total accounts receivable as of December 31, 2011.

Three and one customer(s) in the three months ended September 30, 2012 and 2011, respectively, represented approximately 64% (33%, 19%, and 12%) and 64%, respectively, of total revenues for those periods. Three and one customer(s) in the nine months ended September 30, 2012 and 2011, respectively,  represented approximately 60% (32%, 18%, and 10%) and 44%, respectively, of total revenues for those periods.

No other customers represented greater than 10% of total revenues in the three and nine months ended September 30, 2012 and 2011, or total accounts receivable at September 30, 2012 and December 31, 2011.

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

Results of Operations (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues.  The Company generated revenue of $2.9 million for the three months ended September 30, 2012 compared to revenue of $2.2 million for the three months ended September 30, 2011, an increase of $.7 million or approximately 32%.  The $.7 million increase in revenue from the prior year quarter is the result of an approximate $2.1 million overall increase in sales from new customers combined with increased sales from existing customers but was offset by a reduction of $1.4 million in sales from a single large customer, Ad Café.  The $1.4 million decrease in sales was attributable to the discontinuation of a contract  with AdCafe, and the insertion order for a specific ad campaign for this customer, in June 2012.  While this contract provided substantial revenue, it resulted in only nominal margins as it was intended to drive revenues to the Company's affiliate network for the purpose of creating network scale and volume. The contract had an initial term of one year and was initially renewed by management for an additional one year period. However, the Company determined that continuation of this arrangement was no longer in its best interest and entered into an agreement with AdCafe to discontinue the insertion order under the contract in late June 2012. Accordingly, sales activity with this customer produced nominal revenue during the current quarter.

During the three months ended September 30, 2012, the Company had a high concentration of revenue and credit risk as its 3 largest customers accounted for approximately 64% of its total revenues.  The Company’s two largest customers, XL Marketing and Media Trust, accounted for 33% and 19%, respectively, of its total third quarter revenues, in 2012.

Cost of revenues.  Cost of revenues was $1.3 million for the three months ended September 30, 2012 compared to $1.7 million for the three months ended September 30, 2011, a decrease of $.4 million or approximately 23%.

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

The overall $.4 million decrease in cost of revenues is the result of the very high cost of revenues associated with the AdCafe sales activity recorded during the prior year quarter relative to the higher margin revenues booked during the current year quarter.

Gross profit.  Gross profit for the quarter ended September 30, 2012 was $1.6 million compared to $.5 million for the quarter ended September 30, 2011. Gross profit margin percentage increased to 55% for the quarter ended September 30, 2012 versus 23% for the quarter ended September 30, 2011.  The substantial increase in both gross profit and gross profit margin percentage is due to an overall increase in revenues of 32% and the replacement of lower margin AdCafe revenue referred to above with higher margin revenue.  Revenues generated from the AdCafe agreement and insertion order had a substantial dilutive impact on gross profit during the periods in which it was in effect.

Sales and marketing expenses.  Sales and marketing expenses were $.3 million for the three months ended September 30, 2012 compared to $.1 million for the three months ended September 30, 2011, an increase of $.2 million or 319%.  This increase was due almost entirely to increased payroll costs incurred as the Company expanded its sales and marketing efforts to support future growth plans and new product offerings.

General and administrative expenses.  General and administrative expenses were $1.0 million for the three months ended September 30, 2012 compared to $.3 million for the three months ended September 30, 2011. The $.7 million or 228% increase is the result of increased payroll costs of $.4 million and increased rent of $.1 million while the Company builds out its infrastructure to support its future growth plans.  Additionally, the Company has incurred higher legal and accounting costs of approximately $.1 million than the quarter ended September 30, 2011 related to ongoing costs associated with the Company’s recent reverse merger.

Research and development expenses.  Research and development expenses were $.1 million for the three months ended September 30, 2012 compared to six thousand dollars for the three months ended September 30, 2011.  This 2,349% increase reflects the Company’s recent focus on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of programming and software development related services.

Income (loss) from operations.  The Company had operating income of $.2 million for the quarter ended September 30, 2012 as compared to operating income of $.1 million for the quarter ended September 30, 2011, an increase in profitability of $.1 million or 88%.  The increase in profitability is the result of increased revenues and gross profits which were in turn offset to a degree by increased operating costs as the Company expanded its infrastructure and product offerings.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues.  The Company generated revenue of $7.4 million for the nine months ended September 30, 2012 compared to revenue of $4.3 million for the nine months ended September 30, 2011, an increase of $3.1 million or approximately 74%.  The overall revenue increase of $3.1 million was the net result of a $3.7 million increase in sales volume from digital ad campaigns developed for new customers which was partially offset by a $.6 million reduction in sales from a single large customer, AdCafe.

The $.6 million decrease in sales was attributable to the discontinuation of a contract with AdCafe, and the insertion order for a specific ad campaign for this customer, in June 2012.  While this contract provided substantial revenue, it resulted in only nominal margins as it was intended to drive revenues to the Company's affiliate network for the purpose of creating network scale and volume. The contract had an initial term of one year and was initially renewed by management for an additional one year period. However, the Company determined that continuation of this arrangement was no longer in its best interest and entered into an agreement with AdCafe to discontinue the insertion order under the contract in late June 2012. Accordingly, sales activity with this customer produced significantly decreased revenue during the nine months ended September 30, 2012.

During the first nine months of 2012, the Company had a high concentration of revenue and credit risk as its 3 largest customers accounted for approximately 60% of its total revenues.  The Company’s two largest customers, Ad Café and XL Marketing, accounted for 18% and 32%, respectively, of its total revenues for the nine months ended September 30, 2012.

Cost of revenues.  Cost of revenues was $4.1 million for the nine months ended September 30, 2012 compared to $2.4 million for the nine months ended September 30, 2011, an increase of $1.7 million or approximately 75%.

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

The overall $1.7 million increase in cost of revenues is the result of the approximate 74% increase in revenues booked during the current year quarter.

Gross profit.  Gross profit for the nine months ended September 30, 2012 was $3.3 million compared to $1.9 million for the nine months ended September 30, 2011. Overall gross profit increased $1.4 million or 73%, as a result of new business generated over the previous period.  Gross profit margin percentage remained unchanged at 44% for the current period as compared to the prior year period.  While gross profit was favorably impacted during the current year period as a result of increased sales volume and a $.6 million reduction in near zero margin sales to AdCafe, these gains were offset by a $.9 million increase in mailing costs paid to email service providers and a $.3 million increase in payroll costs to support future expanded service capabilities.

Sales and marketing expenses.  Sales and marketing expenses were $.8 million for the nine months ended September 30, 2012 compared to $.2 million for the nine months ended September 30, 2011, an increase of $.6 million or 299%, primarily as a result of higher payroll costs incurred as the Company expanded its sales and marketing efforts to support future growth plans and new product offerings.

General and administrative expenses.  General and administrative expenses were $2.4 million for the nine months ended September 30, 2012 compared to $.5 million for the nine months ended September 30, 2011.  The $1.9 million or 399% increase is primarily the result of $1.0 million increased payroll costs and $.3 million rent and office related expenses incurred while the Company builds out its infrastructure to support its future growth plans.  Additionally, the Company has incurred significantly higher legal and accounting costs of approximately $.6 million related to ongoing costs associated with the Company’s reverse merger completed in June 2012.

Research and development expenses.  Research and development expenses were $.3 million for the nine months ended September 30, 2012 and fifteen thousand dollars for the nine months ended September 30, 2011.  The 2,145% increase in costs are the result of the Company’s recent efforts on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of programming and software development related services.

Income (loss) from operations.  The Company had an operating loss of $.2 million for the nine months ended September 30, 2012 as compared to operating income of $1.2 million for the same period last year, a decrease in profitability of $1.4 million or 124%. The current year’s operating loss was the result of significant increased payroll costs associated with the hiring of additional employees, legal and accounting fees, and increased sales and marketing expenses as the Company sought to develop the infrastructure to support its aggressive growth plans and expand its market share and future product offerings.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents totaled $158,733 compared to $241,077 of cash and equivalents at December 31, 2011.

On April 10, 2012, the Company repaid its CEO in full plus accrued interest for an outstanding loan he made to the Company in the amount of $333,516 on August 9, 2011. The note was originally due December 31, 2011 but had been extended to June 30, 2012.

As of November 14, 2012, management believes that the Company's monthly required fixed cash operating expenditures are approximately $375,000. While we believe current cash flows from operations are sufficient to cover our current fixed cost structure, current cash flows are not sufficient to cover our intended growth plan, costs of acquisitions and public company compliance expense. Management estimates it will spend approximately $150,000 in additional capital expenditures during the remainder of fiscal year 2012 to complete the build-out and furnish its corporate offices in Tempe, Arizona and acquire the necessary computers and related IT infrastructure to support its growth plans.

As of September 30, 2012 Xhibit had a receivable in the form of a non-interest bearing advancement of $107,851 from the CEO of the Company.  The advance was incurred as of December 31, 2011 by Xhibit prior to the Registrant's merger with Xhibit.

The Company has notes payable to two of its shareholders, one in the amount of $500,000 and a second note in the amount of $200,000, each of which earns simple interest at 10% per annum and both of which, as amended, are due and payable on November 30, 2012. The Company is in discussions with both note holders to convert the balances due into shares of common stock of the Company.  No assurances can be made that we will be successful in our negotiations to convert the notes into shares of common stock.  If unsuccessful, we would need to negotiate extensions of the maturity dates with the respective note holders.  No assurances can be made that we would be successful in our negotiations to extend the maturity dates of either note.

Management intends to seek to raise between $5 and $10 million in capital to support its need to rapidly expand its operations and provide the working capital necessary to do so and to fund development of its online social media and games. The Board of Directors of the Company is also reviewing several strategic acquisitions and will need funding for these acquisitions if they determine to proceed with them. Finally, as a public company, it will need capital to pay its ongoing legal and accounting expenses required to meet its reporting obligations.

Management believes this capital will be raised through the private placement of common stock. This private placement will most likely be at a discount to the market price and dilutive to shareholders. Of course, funding may not be available or on acceptable terms or at all. If the Company is not able to raise additional funds, it will have to curtail operations.

Based on the foregoing assumptions, management believes cash and cash equivalents on hand at November 19, 2012 will not be sufficient to meet our anticipated cash requirements for operations, fund our growth plans and ~~r~~epay debt obligations through the end of 2012. As a result, the Company will need to convert the notes to equity and raise additional capital, either through the issuance of additional notes payable or the sale of its shares, to fund its working capital requirements and planned investment activities for 2012.  No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2012.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide this information.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that due to the Company's small size and limited resources it lacks adequate segregation of duties and current training in SEC disclosures, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  However, Management has reviewed the financial statements contained in this report and believes they fairly present, in all material respects, the financial condition and results of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2012.

XHIBIT CORP. (Registrant)

By:	/s/ Michael J. Schifsky
Michael J. Schifsky
Chief Financial Officer
(Principal Financial and Accounting Officer)