Form 10-K
period 2012-12-31
Xhibit Corp.
filed 2013-04-16
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52678

Registrant, State of Incorporation, Address and Telephone Number

XHIBIT CORP.
(a Nevada corporation)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(602) 281-3554

I.R.S. Employer Identification Number:  20-0853320

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of Registrant’s Common Stock held by non-affiliates was $49,649,512 based on a $3.65 average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2012).

As of March 25, 2013, there were 67,439,298 shares of the Registrant's $0.0001 par value Common Stock outstanding.

Xhibit Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	49
Item 2.	Properties	49
Item 3.	Legal Proceedings	49
Item 4.	Mine Safety Disclosures	49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	59

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	59
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	65

PART IV
Item 15.	Exhibits and Financial Statement Schedules	67

Signatures		66

-i-

PART I

Item 1.  Business

References in this annual report to “the Company,” “we,” “us,” and “our,” refer to Xhibit Corp., unless the context indicates otherwise.  Information on our websites listed in this Report is not a part of this Report.

Cautionary Statement Regarding Forward-Looking Information

Forward-Looking Statements

Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of Xhibit Corp. such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.  Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.  Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors.  Xhibit Corp. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

BACKGROUND AND HISTORY

Xhibit Interactive, LLC (“LLC” or "Interactive") was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, LLC entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC doing business as Lead Revolution (“Lead Revolution”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of LLC’s Units.  Concurrent with this transaction, Lead Revolution and Stacked became wholly-owned subsidiaries of LLC. LLC, through its subsidiaries, is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  LLC enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

On January 20, 2012, LLC formed a subsidiary domiciled in Bosnia called Bosnia Xhibit d.o.o. (“Bosnian Sub”). The Bosnian Sub had no operations or activities until July 2012 when it hired five software programmers and developers from ABC Internet Media, a company formed and controlled by Dzenis Softic, LLC's Chief Technology Officer, who was serving as a consultant at the time. LLC believes the Bosnian sub provides it with the best opportunity for a more economical solution to have an “in-house” product development team.

On May 24, 2012, LLC acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by our CEO, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of LLC. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into LLC and Bounce ceased to exist.

On June 4, 2012, Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("Xhibit", “Company” or the "Registrant"), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"),  and LLC consummated a merger (the “Merger”) whereby LLC became a wholly owned subsidiary of Xhibit.

Registrant was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). It had been a shell corporation since inception until the Merger. Immediately prior to the completion of the Merger, the Registrant did not conduct any business operations and had minimal assets and liabilities.

Pursuant to the Merger, the Registrant issued 55,383,452 shares of its common stock to holders of Units of LLC at a rate of 1.2641737582 shares of the Registrant's common stock for each LLC Unit. Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no warrants or options outstanding. The former members of LLC owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

On June 29, 2012, Xhibit formed a new subsidiary, FlyReply Corp. (“FlyReply”) which began development of a product which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.

On September 24, 2012, Xhibit acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company now refers to as its Twit Yap social media properties. The Company obtained these assets for a total issuance of approximately 700,000 shares of common stock.

OVERVIEW OF THE COMPANY

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-K to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and its subsidiaries, FlyReply Corp., a Nevada corporation, and Xhibit Interactive, LLC, a Nevada limited liability company, and Xhibit Interactive's subsidiaries SpyFire Interactive, LLC, Stacked Digital, LLC and Xhibit Bosnia d.o.o.

Regardless of the medium used, a successful advertisement requires both placement in a widely viewed “location” (e.g. a Superbowl ad) and with an attractive “pitch” so viewers remember the product (e.g. the Energizer Bunny for batteries or the GEICO lizard for insurance). Most online marketing and advertising companies seek to convince their customers that they have the best “location” to reach their intended audiences. For example, Facebook touts its extensive number of users and encourages advertisers to access its platform to reach this audience. Its strategy is to provide an attractive location for online advertising but it generally does not get involved in assisting with the customization or targeting of the advertising message itself.

Other than targeting the best “location”, there are a wide array of companies devoted to designing and improving websites to attract online customers; preparing advertising slogans and developing  “buzz words” to attract the online surfer to those websites designed to sell products or services; providing consulting to get a customer’s name higher on the list provided by Google of similar product or service providers; developing internet marketing campaigns which may include cutting edge graphics and video and; offering brief single paragraph postings of products or services.

The numerous companies focused on assisting with the content of the advertising as opposed to the location of that message or content generally focus on their particular market niche instead of providing an integrated strategy combining quality website development with a well-targeted cutting edge ad campaign. These disparate market solutions force the consumer to “quarterback” the numerous online marketing service providers; making it more difficult to develop a cohesive unified approach to online advertising.

Xhibit has located and integrated a “one stop shop” service approach by positioning a talented group of employees which it believes are capable of releasing a broad spectrum of software, creativity, and customized media to capitalize on the growing digital advertising market in ways management believes no other company has done. Management believes that Xhibit is well positioned for the market shift from offline advertising to digital advertising and the benefits of streamlined cloud based solutions as it has the expertise and experience in digital advertising and a strong base of clients committed to this form of advertising. (Xhibit uses the term “cloud based” to refer to web and app based access to server side software delivered over a network of servers and platforms, where users are not required to install Xhibit’s software on their computer, phone, tablet or laptop to access the software).

Xhibit is a cloud based technology development company with its primary historical focus on digital advertising, and a recently expanded focus on online and mobile social media, games and CRM (customer relationship management) solutions. Xhibit and its Lead Revolution (now AdBind) brand provide the synergies required for a full service ad agency with interactive design and development, digital advertising and marketing solutions across various channels of search engine, social media, display, email, and mobile markets. Xhibit refers to this model as the Three D’s - Design, Development, and Distribution. Both through the advertising of Lead Revolution (now AdBind) and its publisher network, this operation has generated tens of millions of impressions (where someone views an ad), over one million unique clicks (where someone clicks on an ad), over fifty thousand leads (where someone provides contact information in response to an ad) and up to thirty five hundred sales per month, creating significant value for its customers who benefit from the advertising through improved notoriety and sales. With over 15 years of digital media experience provided by its founders, Xhibit's divisions understand the needs of their advertisers and both the integrated  software and creative solutions that is required of a full service digital ad agency. From branding products and campaigns from start to finish, app development, and website engineering, to generating impressions, clicks, or actual leads and sales for their customers, Xhibit provides a single source for all its advertisers' needs. These internal advertiser and ad agency relationships offer a potential additional source of revenue for Xhibit's social media and games currently under development. Xhibit will not need to outsource ad agency solutions when it has developed its proprietary social media and online games, as Xhibit through AdBind already has proven advertising and marketing experience and relationships with top tier brands, such as Capitol Records, The Beach Boys, Spirit Airlines, Chrome Data Solutions, and Ernst Benz, and provides services to other ad networks and agencies such as XL Marketing, which conduct promotional advertising for many other leading brands. Management believes the combination of an ad agency (developing the ad campaign), advertising solutions, and a software development company (tracking the results of the advertising developed) creates a synergistic and unique platform to launch Xhibit's own intellectual property under development.

Xhibit currently has approximately 60 customers that it regularly provides services to and approximately 80 customers that it periodically services. Approximately 90% of its revenue is generated by ad distribution campaigns, and 10% from interactive development and other services. Revenue from ad campaigns and customized ads is contingent on performance. Interactive development is paid on an hourly or per project contract basis as a service. No revenue is currently being generated by either social media or online gaming products as these are currently under development. In 2012, the Company had one customer, XL Marketing, that accounted for approximately 35% of its revenue.  The majority of the Company’s revenues in 2012 came from other advertising agencies or small private companies who wished to develop a digital advertising presence but services are also provided to advertisers including branding, creative strategy development, website design, advertising and marketing consultation, and advertising campaign management. Currently, the majority of revenue is coming from the advertising and sale of three nutraceutical products: weight loss; colon cleansing and green coffee supplement.

Xhibit customers are primarily businesses, brand advertisers and the advertising agencies that service these groups. Xhibit conducts performance-based advertising campaigns and programs where advertisers pay only for advertising that generates a customer lead or product sale. We target campaigns to reach the online consumers most likely to make purchases or request further information. The emphasis is on trending consumer products or services to maximize margins and rate of success.

We generate the audiences for our advertisers' campaigns through internal publishing resources and our member base of publishers, a term that refers to individuals, businesses or large corporations that serve ads to an audience through a variety of means. A publisher can serve ads through a website the publisher owns or a website from whom it purchases ad space. A publisher can also be an individual who purchases ads from a company that owns a mobile app, or a company that has a newsletter it sends out to clients displaying or promoting advertisements.

Xhibit provides access to participate in large-scale advertiser and advertising agency campaigns that many publishers may not have access to on their own, enhanced advertising results through campaign optimization, branding, licensed targeting and detailed analytics. Xhibit often utilizes its ad agency and interactive development expertise to fine tune or enhance ad campaigns to optimize results and seek to generate the maximum return on advertisers' investment.

Industry

Marketing has evolved significantly in recent years, driven by changes in media consumption, real-time engagement through social media and pervasive mobile connectivity through tablets and smart phones. For marketers today, delivering relevant, meaningful and timely communications is more challenging than ever, as consumers are interacting with brands offline and online through interactive channels such as email, mobile, Twitter, Facebook and websites. This new era of the hyper-connected and empowered consumer requires organizations to develop a cross-channel view of their customers to drive real-time, relevant engagement and positive return on marketing investment.

  The online advertising industry is highly fragmented. Advertisers, ad networks, e-mail service providers, data tracking companies, search engine marketing (SEM) firms, media placement agencies, and publishers all provide a different and often conflicting service. Disconnect among participants creates significant inefficiency along the supply chain. This presents an opportunity for a full-service digital ad agency to deliver a streamlined, integrated suite of interactive advertising and promotional services to a wide range of advertisers and publishers.

Market Opportunity for Interactive Marketing

Consumers increasingly use email, mobile, social media and websites to access information and interact with brands. Media consumption is shifting from offline channels to interactive channels, as evidenced by Forrester's finding that in 2010, 33% of weekly media consumption among U.S. adults occurred through the Internet (Source: Forrester,  U.S. Interactive Marketing Forecast , 2011 to 2016, August 24, 2011, as updated September 7, 2011). This is driving marketers to increase the percentage of advertising spending on interactive marketing. According to Forrester's  U.S. Interactive Marketing Forecast, 2011 To 2016 , U.S. marketers plan to increase spending on interactive channels (defined as display, search, email, mobile and social media) as a percentage of total advertising spending from 16% in 2011 to 26% in 2016, creating a projected $77 billion market in the United States by 2016, of which email, mobile and social media marketing is expected to grow from approximately $4.8 billion in 2011 to nearly $15.7 billion by 2016, representing a compound annual growth rate of 27%. In addition to this large U.S. market opportunity, management believes the addressable market outside the United States presents an even greater opportunity based on comparisons of population, Internet usage, mobile adoption and e-commerce spending. Key opportunities by channel include:

•
Email. Email remains the primary channel for interactive marketers given its compelling return on investment and ubiquity of use. According to a 2011 Direct Marketing Association report, email marketing returned an estimated $40.56 for every dollar spent on it in 2011, the highest return on investment among all marketing channels (Source: Direct Marketing Association,  The Power of Direct Marketing , 2011-2012 Edition, October 2011). Forrester projects the overall market for U.S. email marketing will grow from $1.5 billion in 2011 to $2.5 billion in 2016, representing a compound annual growth rate of 10% (Source: Forrester,  U.S. Interactive Marketing Forecast , 2011 to 2016, August 24, 2011, as updated September 7, 2011).

•
Mobile. Mobile marketing provides compelling benefits, such as location-based data as well as a channel for real-time engagement with customers. Given the mobile channel's ability to generate immediate response, it can be an effective way to acquire new customers and obtain permission for communication through other marketing channels. According to Forrester, U.S. mobile marketing spending is expected to grow from $1.7 billion in 2011 to $8.2 billion in 2016, representing a compound annual growth rate of 38% (Source: Forrester,  U.S. Interactive Marketing Forecast , 2011 to 2016, August 24, 2011, as updated September 7, 2011).

•
Social. The rapid emergence of social media has fundamentally changed the way consumers interact with each other and with brands. Facebook has announced it has over 800 million active users, and Twitter has announced it has over 175 million members. These leading social media networks enable marketers to interact and engage in real time with consumers. According to Forrester, U.S. social media marketing spending is expected to grow from $1.6 billion in 2011 to $5.0 billion in 2016, representing a compound annual growth rate of 26% (Source: Forrester,  U.S. Interactive Marketing Forecast , 2011 to 2016, August 24, 2011, as updated September 7, 2011).   According to a Nielson repost in August 2010, the time spent playing online games in the United States surpassed the time spent on email.

•
Sites. Email, mobile and social media drive website traffic, which is a critical component of interactive marketing campaigns as it not only enables marketers to obtain permission for further communications, but also provides the means by which conversion occurs to generate sales. Websites provide marketers with tools such as web forms to collect customer information and online conversion tracking to create customer data-driven targeting rules to personalize landing pages and microsites.

•
Emergence of the App Economy. In order to provide users with a wider range of engaging experiences, social networks and mobile operating systems have opened their platforms to developers, transforming the creation, distribution and consumption of digital content. We refer to this as the "App Economy." In the App Economy, developers can create applications accessing unique features of the platforms, distribute applications digitally to a broad audience and regularly update existing applications. Social networking sites and mobile application stores have become mass market consumer destinations where content is easy to find, immediately accessible and always available. Growth in the number and quality of applications has driven further increases in social network and mobile usage.

•
Social graph and viral distribution. At the core of social networks is the social graph, a digital mapping of a social network user's real-world connections that can be used to promote social interaction and sharing among the users. By leveraging the social graph, high quality social applications that deliver compelling value for social network users and have mass appeal can achieve significant levels of adoption rapidly via viral growth.

•
Proliferation of mobile. There is significant demand for applications on mobile platforms such as Apple iOS and Google Android. As smart phones, tablets and other increasingly powerful connected devices have proliferated worldwide, application developers have leveraged the much greater distribution opportunity and emerging social connectivity of mobile devices. Games are the most popular category of applications on smartphones, representing approximately half of the time spent on smartphone applications in the United States, according to a May 2011 report by Flurry Analytics, a market data and analytics firm.

•
Rapid Growth of Free-to-Play Games. Most social games are free to play and generate revenue through the in-game sale of virtual goods. According to In-Stat, a market intelligence firm, the worldwide market for the sale of virtual goods was $7.3 billion in 2010 and is expected to more than double by 2014. Compared to pay-to-play business models, the free-to-play approach tends to attract a wider audience of players, thereby increasing the number of players who have the potential to become paying users. By attracting a larger audience, the free-to-play model also enables a higher degree of in-game social interaction, which enhances the game experience for all players.

Market Challenges

Most organizations understand that effective email marketing and cross-channel, interactive marketing can drive customer engagement, increase sales and improve return on marketing investment. However, organizations often lack the technology, infrastructure and expertise needed to plan, automate, deliver and optimize data-driven interactive marketing campaigns and real-time communications across interactive channels. Marketers considering the adoption or expansion of email and cross-channel, interactive marketing programs face many challenges, including the following:

•
Difficulty in Integrating Data to Create a Single, Unified View of Each Consumer. With the proliferation of consumer data generated by social media, web analytics and e-commerce, it is difficult for organizations to integrate these disparate data sources to create a single, unified view that reflects a collective knowledge of each consumer, including previous interactions and preferences, in order to effectively target and deliver personalized and relevant communications.

•
Complexity in Effectively Engaging Consumers Across Multiple Channels. Engaging consumers has become increasingly difficult in today's media-saturated environment, requiring marketers to provide increasingly personalized and relevant communications. Organizations require data management and interaction technologies that enable them to leverage cross-channel insights to drive relevant communications. Non-relevant content and poorly timed communications may result in interactions that fail to produce positive return on investment, tarnish brand image or alienate consumers.

•
Inability of Disparate Point Solutions to Address Marketers' Emerging Needs. Many solutions are designed to only address specific marketing channels or use cases. These siloed point solutions create significant cost inefficiencies and limitations in integrating data in a timely manner among solutions and interactive marketing channels. These solutions often lack the flexibility, cross-channel functionality and scalability to meet marketers' evolving needs as their programs grow in scale and sophistication. This problem is exacerbated as organizations increase the number of channels they use to communicate and interact with consumers.

•
Complex Security and Infrastructure Requirements. Given the critical nature of interactive communications such as fraud alerts, e-statements and time-sensitive offers, organizations require 24/7 application availability, high-volume transaction processing, sophisticated security controls and a significant amount of data storage. To meet these requirements internally, organizations must make significant investments in technical expertise, complex infrastructure, advanced security measures and data storage.

•
Changing Deliverability and Regulatory Standards. To ensure marketing communications reach their intended recipients, marketers must understand and adhere to the complex and constantly-evolving permission and delivery standards of leading ISPs and telecommunication providers. In addition, organizations must maintain compliance with state, federal and international laws governing the delivery of mobile and email messages, including the U.S. CAN-SPAM Act and foreign governments' privacy and permission laws and regulations.

Business Strategy

Xhibit seeks to become the first digital advertising and online social media/game development company to effectively combine social media, online and mobile games, and cloud based CRM solutions in a seamless package which more effectively combines advertising with these modern mediums of communication and entertainment. The Company believes that it can achieve this by providing a more captivating user experience with less intrusive ads than the competition and more effectively capturing additional revenue capabilities in the digital delivery process. Management believes that other social networks currently lose a significant amount of revenue from brokered advertising that is purchased by other ad agencies simply because many social networks lack the ad agency experience and have chosen not to develop this business model. Many social networks provide limited support to even their high-end clients.

Instead of merely providing an agnostic conduit for an advertisement developed by a client which may not produce its intended results, Xhibit provides the expertise to design or re-design a client’s advertisements or to develop an advertising campaign which is targeted at and appeals to the intended audience.

Many companies are concerned about the actual value of social media and mobile advertising. Management believes that combining social media and online games with result-driven advertising reduces that concern for advertisers. The Company also believes that integrating social media with performance-based advertising can help change the paradigm from how much a company wants to spend on advertising to how much they want to earn with a measurable return on investment. Management also believes that this change will help remove the current concerns many have with social media and its role in the marketplace.

Xhibit's business model is to create multiple solutions for advertisers to connect to their consumers through various pathways by (a) cost effectively building quality member and customer bases through Xhibit’s captivating websites, social networks, games and apps, and giving businesses the ability to target and reach a higher quality and more receptive customer; and (b) providing companies a better and more robust ability to connect with their existing customer base through innovative cloud based solutions, such as FlyReply.com.  Management believes Xhibit will connect businesses with the ability to serve ads to these multiple member bases, while at the same time providing scalable and attractive business to business solutions, advertising, ad agency and marketing capabilities to its business customers. The Company believes it will serve as a one-stop-shop, connecting advertisers to millions of prospective users and members. Management believes Xhibit's business model is more efficient than those of traditional online ad agencies, social networks or game developers, which rely on numerous outside partners to provide services for which they get no additional revenues. Xhibit believes it can leverage its synergistic business model to reduce costs and deliver quality products to market quickly. Furthermore, management believes Xhibit's ability to immediately monetize any of its internal social networks, apps and games under development with its digital ad agency and advertiser relationships provides the Company with a distinct competitive advantage.

Xhibit plans to obtain members from its content-rich domains, interactive games, apps, and social network initiatives. The Company believes it has six primary ways to enhance revenues and profit over time: (a) increase the number of Xhibit-owned  social networks, interactive games, and apps and grow the member bases within those products; (b) market its FlyReply.com service which has now completed all beta testing to customers using other services; (c) increase the amount of digital ad agency customers and advertisers it works with; (d) provide plug and play monetization vehicles, such as ads that can be pulled from a cloud based environment, and easily integrated into third party mobile apps, games, social networks, high traffic websites, and other potential clients in the digital space; (e) increase the number of high quality publishers in its ad agency; and (f) increase the value of campaigns run through the ad agency by opportunistically focusing on trending consumer products such as its recently launched nutraceuticals business with higher margins than other products or services it advertises.

Xhibit intends to use its existing advertising network and future social networks as a platform to market social games thereby creating synergies that do not rely primarily on third-party social network providers such as Facebook. Key elements of this strategy include:

• Cross Pollination of Markets. Xhibit's focus will seek to create synergies between advertising companies and social media, allowing advertisers to expand market reach, and developing a subscriber base with grass roots support for both social media and game apps and web based properties that are developed.

• Win New Clients by Expanding Direct and Indirect Sales.  Xhibit believes the market for interactive advertising solutions is large and underserved, and the Company will continue making significant investments to pursue this global market opportunity. To acquire new clients, Xhibit will continue to expand its distribution channels of advertising and marketing service providers. Xhibit will continue to employ an opportunistic strategy tailored for each market and industry as the Company expands such as in the consumer products/nutraceuticals industries.

• Increase Revenue From Existing Clients. With clients in many markets and industries, Xhibit expects to have a significant opportunity to sell additional applications, development, and advertising to existing clients and expand their use of emerging interactive channels such as mobile and social media.

• Launch Social Networks, Apps and Games.  Xhibit will continue to invest in building social networks and games to expand the genres of media offered, further engaging with existing users and attracting new ones.

• Increase Monetization of Games. Xhibit plans to offer increased selection, better merchandising and more payment options to increase the sales of virtual goods once its online games have been developed. Management believes that players will purchase these virtual goods to extend their play sessions, personalize their game environments, accelerate their progress or send unique gifts to their friends. Xhibit also plans to continue to pursue additional revenue opportunities from advertising, including branded virtual goods and sponsorships.

• Increase Monetization of Social Networks and Apps. Assuming it successfully develops its social network, Xhibit plans to offer items of interest to its social network members through more targeted ads within the site and through advertisements in optional newsletters that individuals "opt-in" to. Xhibit also plans to provide multiple payment options for goods purchased within the social networks. For example, if someone is using a social app to purchase a movie ticket within the website or app, the member may have the option to use "platform" points, PayPal, credit cards, or other forms of payment.

• Selectively Pursue Acquisitions. Xhibit can expand its business through acquisitions, primarily in terms of product. The Company will explore acquisition opportunities of companies and technologies to expand the functionality of product solutions, provide access to new clients or markets or both.

General Services

General Services

Xhibit derives revenue from the business divisions described below. These business divisions are presented on a worldwide basis and include ad agency services, advertising and media, as well as owned and operated businesses, which are described in more detail below. For information regarding the operating performance of these divisions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Ad Agency

Xhibit's ad agency services, described below, have historically been offered through its Lead Revolution (now AdBind) and Xhibit Interactive brands. With the combination of a pay-for-performance model built on licensed technology platforms, marketing expertise, and a large, quality advertising network, the Company provides advertisers all of the consulting, strategy, and turn-key solutions needed to promote their companies or products in a digital environment. Combining these resources with its interactive technology development capabilities allows Xhibit to deliver a complete spectrum of services to advertisers.

In July 2012, Xhibit launched, through Lead Revolution, multiple pricing models designed around maximizing the customers' return on investment. Display advertising placements are offered on several pricing models including cost-per thousand-impression ("CPM"), whereby customers pay based on the number of times the target audience is exposed to the advertisement, cost-per-click ("CPC"), whereby payment is triggered only when an interested individual clicks on a customer's advertisement; and cost-per-action ("CPA"), whereby payment is triggered only when a specific, pre-defined action is performed by an online consumer, such as a person who completes an online advertisement containing a multi-question form on an advertiser-hosted website. When that person completes the form per the stated contract, AdBind earns payment from the advertiser. Management believes that AdBind has been able to generate its highest returns from CPAs, and further believes it will be able to generate revenues from CPCs in the near future.

AdBind, a bidding advertising network connecting advertisers to ad publishing vehicles across various media channels, is still being tested and under development. AdBind provides an open environment whereby advertisers can be connected to other online publishers (this term refers to those businesses which prepare online “newsletters” tailored to specific industries) to further increase their overall advertising exposure while growing more rapidly. These publishers can quickly view payments and conversion statistics to assess the effectiveness of every advertiser relationship and advertisement, and advertisers can quickly gauge the quality and potential of each third-party publisher relationship in the marketplace, allowing them to maximize the performance and scale of their online advertising campaigns.

AdBind has over one hundred online third-party publishers that advertisers can access in its advertising network. It also partners with third-party website publishers and applies a licensed technology platform and industry expertise to deliver customers' display ad campaigns to the appropriate pages of publisher partners' websites. These publishers enroll on AdBind’s website (adbind.com) and are attracted by “word of mouth” referrals and some paid for advertising. Publishers are demanding lucrative opportunities to prepare quality ads. Furthermore, publishers are demanding fair compensation for their efforts. AdBind fulfills this need by offering publishers high-quality, fully optimized ad campaigns coupled with competitive payout packages. AdBind works with reputable advertisers that offer quality products and services in relevant markets, giving publishers access to ads for these quality products and services more likely to appeal to consumers. Unlike most digital ad agencies, the Company is able to test campaigns prior to deployment.

 We work closely with ad agencies such as XL Marketing which only pays us for the results we achieve.  In December 2012, the Company hired 5 new employees based in Salt Lake City and began marketing and distributing a proprietary line of consumer nutraceutical products using its AdBind digital advertising network.  We often develop campaigns involving online advertisements, hosted by the advertiser, that require the completion of a multi-question form by its customer.  For each form completed, or other quantifiable action by the customer, we are paid a stated fee.

Advertisers can reach targeted online users on a large scale, using a variety of online display ad units across this entire network of publishers, customized content channels, or a select number of websites and portals where AdBind is authorized to sell inventory on a single-site basis. Audiences are also targeted based on the demographic and behavioral tracking composition of sites within the network and technical information such as geographic location, browser type, connection speed, ISP or top-level domain (.com, .edu, etc.). In addition, the proprietary behavioral targeting capabilities available through AdBind and provided by third-party companies allow advertisers to retarget users who have recently visited their sites or to display highly relevant ads based on anonymous profiles based on consumers' recent online behavior such as web browsing and interaction with ads across AdBind's network.

AdBind delivers a variety of display ad units to the web pages of online display advertising from network publishers and tracks them to evaluate success against the goals of the advertising programs. With traditional banner ads, interstitials, text links, and other online ad units, this technology maximizes the impact of marketing campaigns by identifying the most effective placement for each type of campaign.

The Company is in the process of researching and developing its own proprietary software to track and analyze the delivery and effectiveness of display ads. Until such technology is viable and operational, we intend to utilize third party vendors with commercially available technology. Currently, AdBind has contracted with HitPath and LinkTrust to provide the technology necessary to effectively monitor and evaluate the ads provided through the AdBind network. The HitPath and LinkTrust platforms that we use provide prompt data on a real-time basis regarding our ads, including affiliate tracking and analytics, publisher management, revenue tracking and campaign analysis.

Xhibit also executes a wide variety of rich media applications, including in-stream and in-banner video ads, providing even greater visual and auditory impact for an advertisers' online display marketing campaigns.

The benefits that AdBind’s customers enjoy in display and other web advertising include, but are not limited to: flexible pricing models; the ability to target and reach significant numbers of online consumers in a way that complements media buys on portals and other large websites; and the ability to improve online advertising performance while the campaigns are still running by optimizing at site, placement and creative levels, based on both response to ads and the resulting conversions.

           Publishers in AdBind’s display advertising network enjoy efficient and effective monetization of their online advertising inventory, including: participation in large-scale advertiser and advertising agency campaigns they may not be able to access on their own; enhanced monetization through AdBind’s campaign optimization experience; and detailed analytics.

Key Customers

Our business does not have clients which enter into long term contracts and substantially all of our customers either have contracts which can be terminated immediately or are not in writing. These contracts are often implemented through “insertion orders” which relate specifically to each campaign required by a customer. In 2012, the Company maintained a fairly high concentration of revenues generated by a small number of customers. In 2012, approximately 82% of our revenue was generated from our 10 largest customers, all of which were revenues generated from ad distribution services. Our Interactive division currently provides direct services to clients such as The Beach Boys, Capitol Records, Chrome Data Solutions and Ernst Benz. We anticipate that the Interactive customer base will continue to grow and that future revenues generated from ad distribution will be earned from a significantly larger client base thus reducing the concentration of revenue sources but there is no assurance this concentration of risk will decrease. There is no assurance that any customer we had in 2012 will remain a customer in 2013.

XL Marketing

The Company serves as an advertiser for the ad agency XL Marketing. While there is no written contract for these services, the parties operate pursuant to specified terms and conditions and related insertion orders. In 2012, XL Marketing accounted for approximately 35% of the Company’s total revenue and was its largest customer.

AdCafe

            During 2012, AdCafe accounted for approximately 14% of total revenues.  In June of 2012, the Company and AdCafe agreed to cancel the contract as the gross profit margins associated with this agreement were nominal.

Nutraceutical Business

On December 1, 2012, we entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company (“WAT Works”). We also hired five employees (including a 50% equity holder in WAT Works) at salaries ranging from $7,500 to $11,000 per month plus a bonus pool of five percent (5%) of EBIDTA generated by these five at will employees in the consumer nutraceutical products industry. Our agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services. We agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development. This Marketing Services Agreement is exclusive but terminable at will at any time and is on a month to month basis.

During the first quarter of 2013 a majority of our revenues have been generated by these five employees from the sales of a weight loss product, colon cleanser and green coffee supplement.  Sales have been made in the United States, Australia and South Africa. We initially relied on a formulary which had an agreement with WAT Works but have recently entered into our own purchase agreement with Equinox Nutraceuticals ("Equinox"). We do not manufacture these nutraceuticals but rely on third party manufacturers. Equinox is not “GMP Certified” nor are any of our product formularies.  We could have liability for distribution of products that fail to meet minimum quality control standards both from regulatory agencies and consumers. Although we are seeking to obtain products liability and business interruption insurance we do not have coverage at the present time and there is no assurance we will obtain it.

As the profit margins for sale of these products is far higher than online marketing of education, home business or other services we have traditionally advertised, we have re-directed our advertising resources to this sector.  This focus on consumer nutraceutical products has resulted in a dramatic decline in revenue we generate through ad agencies such as XL Marketing which has been replaced through direct internet sales to the consumer of nutraceutical products.

While the nutraceutical products sector has proved lucrative it has significantly impacted our cash flow. See “RISK FACTORS- RISKS RELATED TO OUR NEW NUTRACEUTICALS SALES BUSINESS” for a further discussion of the risk factors related to this business sector.

Web and Technology Development

Xhibit Interactive

Xhibit through its subsidiary Xhibit Interactive, LLC, offers a diverse foundation of custom high-powered digital design and development services with disciplined strategic planning and execution for website design. Utilizing mixed mediums of creative ideation, consumer interaction and technology, Interactive brings expertise and influence to the next generation of digital media. From engaging social and motion driven websites to cross platform 3D game development (for internal use only) and mobile apps, Interactive offers comprehensive full service integrated solutions to clients as well as internal technological developments. Upon receiving a request for proposal, Interactive utilizes the user experience studies in project execution detailed below to determine optimal client predictions on price points.  Xhibit Interactive quotes its services on a project basis and invoices its customers at predetermined project milestones as negotiated in its agreements.

Smarter Integration

Interactive leverages rich media infused websites, games and mobile applications delivered across web, mobile and tablet platforms to provide seamless social experiences that result in the ultimate consumer reach. Utilizing web and app technology together synchronously, it provides a cohesive experience no matter what device consumers are viewing content on. Interactive core competencies include:

●	Digital branding
●	Content strategy
●	Optimal design for web and mobile technology
●	Rich media interactive design
●	Game development (for internal use only)

Capabilities and Full Service Solutions (shown in the chart below)

Project Development Process

In developing projects for clients, Interactive uses the following stages of development:

Planning. The initial stage of project inception in which the client and Interactive team meet to discuss goal setting expectations, potential risks, and brainstorming.

•
Project Management – Organizes overall project timelines and allocates internal and external team resources that are dedicated for the life of the project; analyzes potential risks and works with account manager to understand client needs;

•
User Experience – In depth studies to analyze client demographics and determine how to talk to the expected users; determines the most optimal workflow to predict user behaviors by creating site maps and information architecture through wireframes or rapid prototypes; and

•	Branding and Content Strategy – Utilizes user experience studies to determine valuable content and deliver the best message or products; writes copy and sets tonal direction.

Design. The first stage in which visual design is implemented. Utilizing the strategies outlined above, Xhibit generates visuals that optimize each project.

•	Creative Direction – Sets overall visual concept and oversees progress and development to ensure optimal goals;

•	Production Design – Graphic design that creates overall project look and feel; and

•	Rich Media Design – Creates highly interactive content such as motion graphics, video production, animation, and 3D computer graphics.

Development. The final stage in which the projects are developed.

•	Client Side Development – Creates all front-end development utilizing HTML5, HTML, CSS, XHTML, DHTML, C++, Objective C, .Net and AJAX;

•	Server Side Development – Creates all back-end development with complex database and server administration utilizing PHP, MYSQL, JS and XML; and

•	Rich Media Development – Develops the highly interactive concepts designed in the previous phase utilizing 3D, motion and Flash.

Marketing and Maintenance. While the Company does not currently do so, in the future we expect to generate additional revenue sources via the following management and maintenance programs:

•	Client Pay Per Click Campaigns – Fees earned from managing clients’ online ad campaigns through pay per click placements; and

•	Maintenance – Monthly and annual recurring contracts that provide project updates and other various client requests.

Business Expansion Plans

Direct Client Relationships.  Interactive has several ongoing direct relationships including providing services to Chrome Data Solutions, The Beach Boys and Capitol Records and is seeking additional direct clients as the bulk of its business presently comes through other ad agencies.

Strategic Relationships. Interactive is seeking to create more strategic relationships with ongoing agencies of record that need interactive, advertising or other resources Interactive can provide. Interactive will provide the interactive development for these clients and help with new business pitches; the intent is to sign exclusive agreements to award Interactive all the interactive and advertising business of such agencies.

Nurturing Existing Clients. Interactive will continue upselling current return clients for additional interactive work, and setting existing monthly retainers for dedicated hours.

             Further Development. We will continue to develop more internal applications and properties.

Cloud Based CRM Solutions

             FlyReply 1.0 was first launched in July 2012. Soon after its launch, management began working on its 2.0 version of FlyReply to be an industry competitor. FlyReply 2.0 is now live as of March 15, 2013 and FlyReply has become a more complete cloud marketing software suite. FlyReply offers companies a way to monetize existing customer bases with interactive communication over social, email and mobile systems. FlyReply not only helps companies communicate with their customers over multiple channels in one system, but it helps companies learn more about the engagement and behaviors of their customers in social media and email. FlyReply gathers these vast data points into one easy to use cloud interface. FlyReply is a combination of proprietary technology and licensed third party technology including PowerMTA (a multithreaded message transfer agent software program) to ensure the highest level of delivery.

Xhibit’s management believes that developing software, sites and games for a “cloud based” environment will allow for faster distribution, better accessibility and easier software updates when applicable. FlyReply was created to give companies and organizations a better connection to their customers and clientele.

Many companies are recognizing that in the fast-paced digital world they need to connect with their customers through social media. FlyReply’s full 2.0 version synergistically combines social media and email to help streamline a business's communication needs with its customer base, as well as allow these businesses to further monetize that customer base. FlyReply hopes to attract Fortune 500 companies by creating a best in class cloud based solution for their interactive marketing software needs.

Small businesses use interactive marketing software providers and ESPs to conveniently deliver professional email newsletters and advertising periodically to their customers. FlyReply’s user-friendly dashboard allows for robust tracking and analytics and engineered-to-measure engagement to further understand what correspondence appeals to different groups of customers.

FlyReply has pre-designed message templates tailored to various types of companies and organizations. FlyReply also allows for full HTML editing as well as an enhanced automated HTML editor for users to custom build or change messages to their specifications.

FlyReply helps reduce expensive postal mail costs by increasing social and email communication with a company's customers in a simple and easy-to-use interface. It allows businesses to learn more about their consumers through a proprietary and real-time behavioral tracking platform, based on actions from customer engagement, geographical IP tracking, and social media actions that track “reTweets”, shares, mentions, comments and gather unique customer data points through this engagement process. The online interface can track user engagement on a newsletter and easily allows businesses to create divisions based on engagement criteria such as, but not limited to, interest, gender, location, and age, in order to better target and provide more specific services and products of interests to the businesses' customers.

FlyReply currently has several customers. We charge a monthly subscription fee as the customer’s mailing list grows, based on the number of messages it sends per month.  We expect that revenue will also come from customers interested in purchasing available premium services upgrades and ad agency solutions. Examples of successful ESP companies which are competitors of FlyReply’s business model are constantcontact.com and Exact Target. Management believes that the success of these rapidly growing businesses is indicative of FlyReply’s growth potential, but there is no assurance we will successfully implement our FlyReply marketing and sales strategy.

Ad Products Under Development

 Once AdBind’s proprietary product AdMail is fully developed, management believes it will offer plug and play monetization vehicles, such as ads that can be pulled from the cloud based environment, and easily integrated into third party mobile apps, games, social networks, high traffic websites, and other potential clients in the digital space.

Initially, AdMail will be offered to FlyReply customers who can choose to "activate" AdMail within FlyReply. Once activated, this service will automatically insert third-party and non-competing ads into companies' and organizations' newsletters delivered from FlyReply. When users click on those ads managed by AdBind, revenue will be shared with the sender of the newsletter, generating additional revenue. A sophisticated artificial intelligence will automatically pair both the advertiser and the company sending the newsletter with the most mutually beneficial ads that are generating the highest conversions for the advertiser and highest engagement within the newsletter. AdMail is the first proprietary product of AdBind and is fully operational and just recently began seeking clients.  Currently, we are providing AdMail services to Spirit Airlines but have generated negligible revenue as of March 31, 2013.

Many companies use excessive ads that are intrusive to the user's experience. Xhibit plans to utilize its expertise in digital marketing and create a less ad intrusive user environment and at the same time generate greater revenue with properly positioned and targeted advertising based on user engagement. Facebook has proven that social media is an excellent source of quality customer information and data, but Xhibit understands that targeting consumers more effectively can provide a less intrusive user experience. Xhibit plans to incentivize users to desire to engage in the social media site and the related advertising, by providing less intrusive ads and the same "free to use" web-based experience all people seek and enjoy.

Movie/Celebrity Focused Networks and Communities

The projects described below are currently under development and there can be no assurances they will ever come to fruition.

Xhibit is developing a celebrity following app that allows stars to personally record and distribute rich media content inside the app and simultaneously through Facebook, Twitter, and other social media platforms, while growing their fan bases all in one place. Xhibit acquired social media software, domain names and assets it has branded under the name TwitYap in September 2012 and has enhanced this intellectual property to prepare for the launch of its new celebrity following app. Management has not yet decided whether to use the TwitYap brand or rebrand the social media application under a new name.

The MovieSocial project is an interactive site and mobile app that allows users to explore the latest movie trailers, buy tickets, invite friends or find a movie partner, and earn exclusive points. It allows users to discuss, blog, and vote on movies and earn rewards and badges for that interaction. The MovieSocial platform is also designed to help production companies deliver movie trailer views to interested people throughout the site and mobile app, as well as through email and mobile traffic across Xhibit’s advertising channels on a performance basis.

These Xhibit built and owned communities are designed to become a way for people to connect with others across the world based on shared areas of interest. Management believes that growing social mobile and web communities allows for better targeted advertising and, with a large community, can add substantially to Xhibit’s and AdBind's advertising capabilities. User engagement and understanding consumers are key to advertising. Owning proprietary mobile apps and websites, coupled with its ad agency resources, is designed to give Xhibit the ability to maintain even higher quality and more targeted ad placements for its clients.

Online and Mobile Games

The projects described below are currently under development and there is no guarantee they will ever come to fruition.
Xhibit's management believes that social games represent a new form of entertainment that will continue to capture an increasing proportion of consumer leisure time. In addition, social games are the most popular applications on Facebook. The Company is basing its game development model on the premise that games and gaming have been, and will continue to be, a key driver of engagement on social networks, and increasingly on mobile platforms. Xhibit has several mobile and Facebook games under development. These games are a work in progress and there is no guarantee when or if they will be available to the public or as a Company offering or product. Angry Caveman is the game furthest along in the development process and Xhibit expects to have it ready for beta testing during the second quarter of 2013 but there is no assurance as to when this will be completed. None of the other games in development have working titles or planned launched dates. Xhibit’s web versions of these games are planned to require client side Flash to run but data is stored on servers through a remote location, whereas the mobile and tablet versions are planned to use a client side app to improve functionality.

Xhibit believes that a player-centric approach is the key to success in social games. Games acquired and/or developed by Xhibit are designed to be:

●
Accessible by Everyone, Anywhere, Any Time. Xhibit intends to design games so that they are easy to learn, playable in short sessions and accessible on multiple platforms. They will operate as live services that can be played anytime and anywhere.

●
Social. Games are most engaging and fun when they are social. Xhibit intends to provide a community of players with simple ways to find their friends online and connect, play and share with them. In addition to leveraging the viral and social features provided by social networks, Xhibit designs and innovates social mechanics into its games.

●
Free. Xhibit's free-to-play model attracts a larger audience than a traditional pay-to-play approach. This enables a higher degree of social interaction and improves the game experience for all players. Players can choose to purchase virtual goods to enhance their game experience.

●
Fun. Xhibit intends for games to be fun and engaging by regularly delivering new content, features, quests, challenges and virtual goods that enhance the experience for players. As a result, the games are a perpetual source of play, evolving with a community of players over time. Players express their personalities by designing and customizing the appearances of their characters and building and decorating their own virtual presence and environments.

Social Games

Xhibit plans to follow the current popular trend of integrating its games through social media networks like Facebook and the emergence of the mobile operating systems to take advantage of the acceptance and popularity games have in those settings. Facebook, in particular, has been very receptive to third-party game developers and has published tutorials to encourage and promote such development. Accordingly, Xhibit expects to develop games that are compatible with the Facebook platform to help make its games operational on Facebook's site and consistent with what is accepted by its users. In addition, Xhibit is exploring the benefits of integrating its game structure with Facebook Credits, which is a payment method developed and used by Facebook. In the event new and additional social networks are developed and attain popularity, Xhibit expects to follow similar strategies to harmonize its games with their platforms.

Similarly, mobile operating systems have opened their platforms to developers, such as Xhibit, transforming the creation, distribution and consumption of digital content. Developers can create applications accessing unique features of the platforms, distribute applications digitally to a broad audience and regularly update existing applications. Social networking sites and mobile application stores have become mass market consumer destinations where content, like online games, is easy to find, immediately accessible and always available. Xhibit believes this represents a new form of entertainment that it can pursue to capture an increasing proportion of consumer leisure time, as it believes these types of social games will continue to be a key driver of engagement on social networks and mobile systems.

Xhibit intends to provide games as live services and will update them with fresh content and new features to make them more social, enhance player engagement and improve monetization. Xhibit can then analyze the data generated by players' game play and social interactions to guide the creation of new content and features. This ongoing feedback loop keeps games compelling and enhances the player experience.

Xhibit games will be designed to inspire and enable players to express their personalities by customizing the appearances of their characters and building and enhancing their environment. Players then invest time in the games in a variety of ways. Through activities, players advance in the game, which the industry refers to as leveling up. Players can choose to advance in the game by investing additional time, requesting help from their friends or purchasing virtual goods.

The Social Experience

The social design of Xhibit's games is at the core of the way players experience the games. Xhibit's games will encourage players to quickly connect to their friends when they start a game and to build and enhance these relationships throughout the game experience.

Virtual Goods

In most of Xhibit's games, players will earn virtual goods through game play, receive them as gifts or purchase them. Virtual goods are digital representations of real world goods. Through virtual goods players are able to extend their play sessions, enhance or personalize their game environments, accelerate their progress in games and share and trade with friends. A player's acquisition, gifting and purchase of virtual goods create social interaction that increases the player's engagement with games and with other players.

The primary revenue source from Xhibit games will be the sale of virtual currency that players use to buy in-game virtual goods. Some forms of virtual currency are earned through game play, while other forms can only be acquired for cash or, in some cases, by accepting promotional offers from Xhibit's advertising partners.

The following summary provides examples of the benefits received by players from the purchase of virtual goods:

●	Invest and Express. Many Xhibit games will offer players the opportunity to purchase decorative and functional items to personalize their game environment and express their individual taste or style.

●	Gift. Xhibit games will offer players the opportunity to purchase gifts for their friends. Other features will tie offline events to online social interactions and virtual goods purchases.

●	Contribute to Social Causes. Xhibit will enable players to contribute to charitable causes that they believe in by purchasing specially created virtual goods in-game.

Xhibit’s strategy is to follow the launch of its games with increased selection, additional merchandising and more payment options to increase the sale of its virtual goods. Its expectation is that players will purchase these goods to extend their play sessions, personalize their game environments, accelerate their progress or send unique gifts to their friends. While Xhibit has not yet determined which payment methods it will offer and accept, it is exploring the use of Facebook Credits, which allows users to pay for credits through Facebook and then apply them to particular applications such as online games. Xhibit is also considering offering a direct payment option through its own websites.

Advertising

A second revenue source for Xhibit games will be through advertising. Xhibit will pursue these additional revenue opportunities with offerings such as branded virtual goods and sponsorships.

Xhibit expects to utilize its advertising services and expertise to offer creative ways for marketers and advertisers to reach and engage with its players. The goal of our engagement-based advertising is to enhance the player experience while delivering real value to advertisers. Xhibit is looking to generate revenue through offerings such as:

●	Branded Virtual Goods and Sponsorships, where it would allow advertisers to brand its virtual goods and integrate advertising into its games;

●	Engagement Ads, where players could answer certain questions regarding engagement ads to earn virtual currency in the games; and

●	Mobile Ads, where ad-supported and ad-free paid download versions of games would be available for mobile users.

Xhibit Technology

Xhibit architecture is based on the standard F/OSS stack. Xhibit uses a PHP application, designed to run both on the standard Apache server, and also uses PHP FPM. This enables Xhibit to pick between using a standard Apache server, or, when scalability dictates, move to a multi-tier architecture using a faster web server, such as NginX. This will also enable Xhibit to divide its resources between front-end and application parts, and enable full load-balancing and high-availability scaling. This is the same web front-end that runs the world's heaviest use sites, with Facebook being a prime example.

The database is currently a standard GA MySQL instance, but Xhibit is able to quickly move to a more scalable implementation, like Percona XTraDB, and from there scale further either towards a multi-master MySQL deployment, or even towards a Gelera-enabled XtraDB Cluster if the need should arise. However, management believes its existing database is sufficient for the foreseeable future since regular multi-master multi-slave scalable MySQL has been proven in usage, and is capable of powering websites such as Twitter.

Xhibit's security is both perimeter based and also design based. Xhibit started with an industry-leading Cisco ASA firewall, but has also employed full database built-in security, and combined them in a system designed to protect all its mission-critical and confidential data. Also, for both database reasons, and for reasons regarding database stability, Xhibit does not deploy its database back-end in the cloud, but instead insists on hosting it all only on physical, dedicated servers, to which Xhibit, and only Xhibit, has full access and control. Finally, using the F/OSS software, management believes Xhibit is using the best tested and reviewed applications available.

In short, the entire system is a combination of a well-supported and widely deployed F/OSS stack, the same one running some of the biggest and the world's most visited websites, carefully integrated into Xhibit's custom system, and then tied together using Xhibit's in-house software, creating a hugely scalable, resilient and easy to expand architecture. Based on the best use-case scenarios used by the industry leaders, and then customized and optimized to suit Xhibit's needs, management believes that this system gives Xhibit all available advantages and puts Xhibit in a position to pursue all of its growth plans, while retaining control and also providing Xhibit with the security and the ability to fully customize it.

All Xhibit technologies are built with the principles of speed, reliability and easy scalability in mind. These goals are often obtained by utilizing a unique combination of custom-built software and reliable hardware with fail-safe mechanisms.

Prior to July 2012, the Company relied primarily on a foreign independent contractor located in Serbia to manage our application programming interface calls and database management architecture utilized in our ad distribution network. Additionally, we relied on a team of Bosnian based coders and programmers employed by ABC Internet Media, a Bosnian contractor owned by Interactive's Chief Technology Officer, to develop our ESP, CRM solutions, social media and online gaming software.  In January 2012 Interactive formed Xhibit Bosnia d.o.o., a wholly-owned Bosnian subsidiary and in June 2012 Xhibit Bosnia d.o.o. hired all of the employees of ABC Internet Media as well as the Serbian independent contractor.  We intend to rely increasingly on Xhibit Bosnia d.o.o. to serve as our technology and development center where it will perform the majority of our product development and implementation efforts as Bosnia offers a fairly large pool of highly trained and skilled programmers who can communicate easily and effectively with our corporate office and clients and can provide services at a much more affordable and cost effective rate to the Company.  Xhibit Bosnia d.o.o. currently employs 23 highly skilled and trained software engineers, programmers and coders and is managed by Interactive's Chief Technology Officer who resides in Bosnia.

Xhibit multiplayer gaming platforms have both client side and server side.

Client side is a Flash/ActionScript3 based application based on ASISO engine with custom graphics and gameplay. All clients are communicating over TCP/IP with our complex server side infrastructure, which is designed to support load balancing, fail-safe recovery and easy scalability of every component in the system. This means that all components can effectively run on one server or hundreds of servers if the load requires it. Some of the components are gameplay servers, image manipulation servers or central hubs.

All of Xhibit gaming projects use in-house 3D modelers and animators.

AdBind.com's tracking platforms are designed to deliver ads through a cluster of web servers with a backend mechanism geared to optimizing the ad conversion by connecting the right ad with the right visitor.

FlyReply.com's delivery platform is custom software, written in PHP/JavaScript and designed to manage hundreds of millions of emails with detailed reporting and easy to use list management features. The technology ensures proper email delivery by using industry standard licensed PowerMTA software.

Since all Xhibit social networks are planned to attract high traffic, the Company is developing a system that will be able to handle high and sudden bursts of traffic. This will be attained by designing native mobile and web applications that communicate to Xhibit's cloud servers through a load balancer with fail-safe mechanisms, which then distributes the load to multiple web servers and creates new instances of web servers on-the-fly to effectively and efficiently manage the bursts of traffic. When the traffic slows down, the extra web server instances would be automatically shut down in order to keep hosting costs at a minimum.

Other Information

Proprietary Rights

Xhibit's business relies on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code and trade secrets that we use to develop our products and to enable them to run properly on multiple platforms. Other intellectual property created by Xhibit includes audio-visual elements, including graphics, music, story lines and interface design.

While most of the intellectual property utilized by Xhibit is created in house, the Company has acquired rights to certain proprietary intellectual property. It has also obtained rights to use intellectual property through licenses and service agreements with third parties. These licenses typically limit Xhibit's use of intellectual property to specific uses and for specific time periods.

Xhibit protects its intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. The Company controls access to its proprietary technology by entering into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with third parties. Xhibit also actively engages in monitoring and enforcement activities with respect to infringing uses of its intellectual property by third parties.

In addition to these contractual arrangements, Xhibit also relies on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect its products and other intellectual property. The Company typically owns the copyright to the software code to its content, as well as the brand or title name trademark under which the products are marketed. Xhibit pursues the registration of its domain names, trademarks, and service marks in the United States and in locations outside the United States. We have submitted trademark applications to, and received filing receipts from, the United States Patent and Trademark Office (“USPTO”) for “FlyReply™”, AdBind™”, “Mooke™”(name of a game under development), “AdMail™”, “MovieSocial™”, “Yoosip™”, “LeadRevolution™”, “TwitYap™”, “Xhibit™” and “Engaging Consumers in the Cloud™” We are awaiting review by the USPTO. If our trademark registration applications are approved, we will have several subsequent filings and renewals including a Statement of Use with the USPTO approximately six months later (only for any "intent to use" applications), a Declaration of Use between the fifth and sixth year after registration, and an application for renewal between the ninth and tenth years after registration and then again every ten years thereafter.

Circumstances outside Xhibit's control could pose a threat to its intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which Xhibit's products are distributed. Also, the efforts Xhibit has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of Xhibit's intellectual property rights could harm its business or its ability to compete. Also, protecting Xhibit's intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of the Company's intellectual property could make it more expensive to do business, thereby harming operating results.

Companies in the Internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against the Company based on allegations of infringement or other violations of intellectual property rights. From time to time Xhibit expects to face allegations by third parties, including competitors, that the Company has infringed on their trademarks, copyrights, patents and other intellectual property rights. As Xhibit faces increasing competition and as the business grows, the Company will likely face more claims of infringement.

Research and Development

During the years ended December 31, 2012 and 2011, Xhibit incurred $577,000 and $50,000, respectively, in costs related to research and development activities. The Company expects to continue increasing levels of ongoing research and development activities for the foreseeable future as it pursues development of online gaming and social media platforms.

Government Regulation

Xhibit is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm its business. In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm Xhibit's business. Xhibit is potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ill defined, still evolving and could be interpreted in ways that could harm Xhibit's business or expose it to liability.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to Xhibit's social properties, games, advertising and applications or restrict or impose additional costs upon the conduct of Xhibit's business.

Xhibit, through its ad agency subsidiary, also sometimes offers customers various types of sweepstakes, giveaways and promotion opportunities. The Company is subject to laws in a number of jurisdictions concerning the operation and offering of such activities and games, many of which are still evolving and could be interpreted in ways that could harm Xhibit's business. Any court ruling or other governmental action that imposes liability on providers of online services could result in criminal or civil liability and could harm Xhibit's business.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California's Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on Xhibit's part to comply with these laws may subject it to significant liabilities.

In the area of nutraceutical consumer products, the Company is subject to numerous international, federal and state consumer protection laws.  For further information on these risks see "RISK FACTORS - RISK RELATED TO OUR NEW NUTRACEUTICAL SALES BUSINESS" - There is extensive government regulation of nutraceuticals; complying with new and existing government regulation, both in the U.S. and abroad, could significantly increase our costs.

Xhibit is also subject to federal, state and foreign laws regarding privacy and protection of customer data. The Company posts its Privacy Policy and Terms of Service online, which describes corporate practices concerning the use, transmission and disclosure of player data. Any failure by the Company to comply with posted privacy policy or privacy related laws and regulations could result in proceedings against Xhibit by governmental authorities or others, which could harm the Company's business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with current corporate data protection practices. Complying with these varying international requirements could cause the Company to incur additional costs and change its business practices. Further, any failure by the Company to adequately protect customers' privacy and data could result in a loss of businesses’ or user’s confidence in Xhibit's services and ultimately in a loss of customers, which could adversely affect the Company's business.

In addition, because Xhibit's services are accessible worldwide, certain foreign jurisdictions may claim that Xhibit is required to comply with their laws, including in jurisdictions where Xhibit has no local entity, employees, or infrastructure. Domestically, many states have enacted legislation to collect sales tax from online transactions. Congress has ongoing bills pending which address e-commerce. We expect to see increased legislation of online transactions, compliance with which will create a greater burden on our operations and revenue.

Competition

The ad agency, ad network and performance based marketing sectors are very competitive and continue to evolve on a regular basis. The Company faces significant competition in all aspects of these divisions.

Competitors in the ad network, ad agency and performance based marketing arena include but are not limited to: Omnicom Group, WPP Group, Interpublic Group of Companies, Publicis Groupe, Dentsu, Havas Suresnes, Aegis Group, Hakuhodo DY Holdings, Asatsu-DK, MDC Partners, Sapient, Digitas, aQuantive, Aspen Marketing Services, Cheil Communications, Monster Worldwide, WB Doner & Company, Cossette Communication Group, Richards Group, Bartle Bogle Hegarty, M&C Saatchi, Chime Communications, Merkle Lanham, Wieden+Kennedy, RPA, Cramer-Krasselt, ChoicePoint Precision Marketing, XL Marketing, AdConian Direct, and ValueClick Media.

The technology and development space is also highly competitive. Some of Xhibit's top competitors include: IBM, Hewlett Packard, and Microsoft, as well as many smaller private companies.

The ESP and CRM industry is very competitive. Some of Xhibit's competitors include but are not limited to: SalesForce.com, Microsoft CRM, SAP AG, AmDocs, Oracle, constant contact, iContact, bronto mail, silverpop, ExactTarget, Aweber, mailchimp, resultsmail, getresponse, and bluehornett. Xhibit competes in this market with respect to product functionality, performance and reliability, integrated solutions, delivery rates, customer support, cost and ease of use. Xhibit competes in this area primarily on the results it gets for its clients in terms of new customers generated by ad campaigns.

The social media sector is intensely competitive and is rapidly evolving. Xhibit faces significant competition in all aspects of its business. Specifically, Xhibit competes for the leisure time, attention and discretionary spending of its users with other social media companies and game developers on the basis of a number of factors, including quality of user experience, ease of use, brand awareness and reputation and access to distribution channels.

Xhibit believes it competes favorably on these factors. However, its industry is evolving rapidly and is becoming increasingly competitive. Other developers of social media and games could develop more compelling content that competes with Xhibit's social media and games and adversely affects its ability to attract and retain users, players and increase their average user engagement time. These competitors, including companies of which management may not be currently aware, may take advantage of social networks, and other advertising methods to access to a large user base and their network effects to grow rapidly and virally.

Xhibit's social media competitors include:

●
Social Media and Game Developers for Facebook, and Other Social Networks: Xhibit faces competition from a number of competitors who develop social media and games for use on Facebook, and other social networks. These competitors, some of which have significant financial, technical and other resources, greater name recognition and have longer operating histories, may create similar sites and games to reach Xhibit's players. Some of these competitors include Google, Pinterest, Twitter, Microsoft, Facebook, Zynga, Inc., Crowdstar, Inc., Electronic Arts Inc., The Walt Disney Company, Vostu, Ltd. and wooga GmbH. Because Xhibit's sites and games are free to use and play, Xhibit competes primarily on the basis of player experience rather than price. Xhibit could face additional competition if large companies with significant online presences, such as Amazon.com, Inc., Facebook, Inc., Google Inc., Microsoft Corporation, Tencent Holdings Limited and Yahoo! Inc., choose to enter or expand more in the social media and games space or develop competing social properties and games.

●
Social Media and Game Developers for Mobile and Tablet Devices: The mobile social and game sector is characterized by frequent product introductions, rapidly emerging mobile platforms, new technologies and new mobile application storefronts. Some of Xhibit's competitors in the mobile market include Google, Pinterest, Twitter, Microsoft, Facebook, Zynga, Inc., Electronic Arts, DeNA Co. Ltd., Gameloft, Glu Mobile, Rovio Mobile Ltd and Storm8, Inc. and many others. Xhibit expects new mobile and game app competitors to enter the market and existing competitors to allocate more resources to develop and market competing games and applications.

●
Other Social Media and Game Developers: Xhibit's users also play other games on PCs and consoles, some of which include social features that compete with its social games and have community functions where game developers can engage with their players. Some of these competitors include Google, Pinterest, Twitter, Microsoft, Facebook, Zynga, Inc., Activision Blizzard, Inc., Big Fish Games, Inc., Electronic Arts, SEGA of America, Inc., THQ Inc. and The Walt Disney Company.

●
Other Forms of Media and Entertainment: Xhibit competes more broadly for the leisure time and attention of its users and players with providers of other forms of Internet and mobile entertainment, including social networking, online casual entertainment and music. To the extent existing or potential players choose to read, watch or listen to online content or streaming video or radio, or play interactive video games at home or on their computer or mobile devices rather than play social games, these content services pose a competitive threat.

Employees

As of December 31, 2012, Xhibit had 55 full-time employees, no part-time employees and regularly utilized the services of five independent contractors. The Company's future success will depend, in part, on its ability to attract, retain, and motivate highly qualified sales, technical and management personnel.  From time to time, the Company may employ independent consultants or contractors to support its research and development, marketing, sales, accounting and administrative organizations.  None of the Company's employees are represented by any collective bargaining unit. We believe we have good relations with our employees.

ITEM 1A.  Risk Factors

RISKS RELATED TO OUR OVERALL BUSINESS

Customer concentration risk; new dependence on consumer nutraceutical product sales.

           Approximately 35% of our 2012 revenues were generated by one customer and 47% by 9 other customers. A loss of any of these customers would have a material adverse impact on our revenue and our ability to meet our expenses and continue our research and development of our social media properties. All of our customers can terminate their ad campaigns at any time and there is no assurance this ad revenue will continue.  During the first quarter of 2013 we started selling consumer nutraceutical products. This sector now represents the majority of our revenues and therefore we no longer rely on the advertising agencies we relied upon in 2012 for a majority of our revenues but are now dependent on our sales in the nutraceutical consumer products sector directly to consumers who purchase on the internet. As we still have contracts with all of the ad agencies we conducted campaigns for in 2012, our revenue could at any time again rely on these large accounts.

We will need to raise significant additional capital.

           We will need to raise substantial additional cash for our advertising and sales of nutraceutical products and marketing plans. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through additional equity financing, existing stockholders, may have their ownership interests diluted. Our failure to generate adequate funds from operations or from additional sources would harm our business.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on relationships with various third parties, including technology and content providers, to grow our business. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with technology and content providers and similar third parties are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to these parties to favor their solutions or may prevent us from developing strategic relationships with these parties. In addition, these third parties may not perform as expected under our agreements with them, and we have had, and may in the future have, disagreements or disputes with these parties, which could negatively affect our brand and reputation. It is possible that these third parties may not be able to devote the resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results would suffer. Even if we are successful, these relationships may not result in improved operating results.

We rely on our foreign employees.

We rely primarily on programmers located in our office in Bosnia to manage our application programming interface calls and database management architecture and intend to further rely on these programmers to develop our ESP, CRM solutions, social media and online gaming software. The programmers, all of whom are employed by Xhibit Bosnia d.o.o., a wholly-owned subsidiary of Interactive, have sole access to our source code. Overseas operations are inherently more difficult to manage and oversee, and while management believes that outsourcing the Company's programming work to Bosnia is ultimately the most cost-effective way to develop high-quality products, there is no assurance that we will not experience difficulties with our overseas programmers.  In the event that our programmers fail to deliver high-quality code within the time frames and other parameters needed by the Company, it may be costly and take significant amounts of time to either resolve the issue with the existing programmers or locate alternate programmers for the Company.   Any political instability in Bosnia may increase this risk. The Company could also lose access to its source code but management believes that it has access to a sufficient amount of code to duplicate it if required by using other programmers and so believes that while it may delay its operations would not prevent them altogether.

We have a history of losses.

             The Company generated losses during the years ended December 31, 2012 and 2011. Although we have high margins, we may continue to experience losses in fiscal 2013 as we continue to add a significant number of new employees who need some lead time to begin generating sufficient revenues.  Development of online games requires a substantial commitment to programming and software development expenses which may never be recouped if not used by our anticipated member base. If we are unable to generate profits and unable to obtain additional financing to meet out working capital requirements, we may have to curtail our business.

We must repay debt in the near future.

             We owe $250,000 plus interest to one of our shareholders due December 31, 2013.  We owe $375,000 at a fixed interest charge of ten percent (10%) regardless of the time of repayment to four shareholders due March 31, 2014. If we fail to raise additional capital we may not be able to repay this indebtedness when due. This may result in curtailing operations until we are able to repay these amounts.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate.

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations have fallen below our own forecasts in the past and may also do so in some future periods. If this happens, the future market price of our common stock may fall significantly. The factors that may affect our quarterly operating results include, but are not limited to, the following:

•	our commitment to putting our customers first even if it means forgoing short-term revenue opportunities;
•	the cost of investing in our technology infrastructure may be greater than we anticipate;
•	our ability to increase our customer base and customer engagement;
•	disruptions or outages in our website availability, actual or perceived breaches of privacy, and compromises of our customer data;
•	fluctuations in demand for our advertising solutions or changes in customer contracts;
•
changes in our pricing and publisher compensation policies, the pricing and publisher compensation policies of our competitors, the pricing and publisher compensation policies of our advertiser customers, or the pricing policies for advertising on the Internet generally;

•	our ability to increase sales of our products and solutions to new customers and expand sales of additional products and solutions to our existing customers;
•	fluctuations in sales of different types of advertising, for example, the amount of advertising sold at higher rates rather than lower rates;
•	the size and seasonal variability of our customers' spending;
•	the timing and amount of sales and marketing expenses incurred to attract new advertisers;
•	the extent to which existing customers renew their agreements with us and the timing and terms of those renewals;
•
the loss of, or a significant reduction in business from, large customers resulting from, among other factors, the exercise of a cancellation clause within a contract, the non-renewal of a contract or an advertising insertion order or shifting business to a competitor when the lack of an exclusivity clause exists;

•	fluctuations in click, lead, action, impression, and conversion rates;
•	fluctuations in the amount of available advertising space, or views, on our networks;
•	fluctuations in the cost of online and mobile advertising;
•	the timing and costs of expanding our field sales organization and delays or inability in achieving expected productivity;
•	the entrance of new competitors in our market whether by established companies or the entrance of new companies;
•	costs related to acquisitions of technologies or businesses;
•	possible impairments of the recorded amounts of goodwill, intangible assets, note receivable or other long-lived assets;
•
the timing and amount of expenses associated with litigation, regulatory investigations or restructuring activities, including settlement costs and regulatory penalties assessed related to government enforcement actions;

•
the adoption of new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures;

•	fluctuations in levels of professional services fees or the incurrence of non-recurring costs;
•	deterioration in the credit quality of our accounts receivable and an increase in the related provision;
•	changes in tax laws or our interpretation of tax laws, changes in our effective income tax rate or the settlement of certain tax positions with tax authorities as a result of a tax audit;
•	macroeconomic conditions in the United States, Europe and Asia; and
•	general industry conditions.

Given our short operating history and the rapidly evolving market of online social media products, our historical operating results may not be useful in predicting our future operating results. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. In particular, we expect sales of our marketing solutions to be weaker in the third quarter of the year as Internet usage during the summer months generally slows.

Expenditures by advertisers also tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Any decline in the economic prospects of advertisers or the economy generally may alter advertisers' current or prospective spending priorities, or may increase the time it takes us to close sales with advertisers, and could materially and adversely affect our business, results of operations, cash flows, and financial condition.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We continue to experience rapid growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As of March 31, 2013, most of our employees had been with us for less than one year. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. In particular, we intend to continue to make substantial investments to develop our games and increase our Internet marketing and advertising revenues. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. The risks of over-hiring or over-compensating and the challenges of integrating a rapidly growing employee base into our corporate culture are exacerbated by our rapid expansion. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our brand, operating results and overall business. Further, we have made changes in the past, and will in the future make changes, to our features, products and services that our customers may not like, find useful or agree with. We may also decide to discontinue certain features, products or services, or charge for certain features, products or services that are currently free or increase fees for any of our features, products or services. If customers are unhappy with these changes, they may reduce or stop using our features, products or services. They may, in addition, choose to take other types of action against us such as organizing petitions or boycotts focused on our company, our website or any of our services, filing claims with the government or other regulatory bodies, or filing lawsuits against us. Any of these actions could negatively impact our customer growth and engagement and our brand, which would harm our business. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures by, among other things:

•	improving our information technology infrastructure to maintain the effectiveness of our solutions;
•
enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of customers, enterprises and professional organizations;

•	enhancing our internal controls to ensure timely and accurate reporting of all of our operations; and
•	appropriately documenting our information technology systems and our business processes.

These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired.

Failures of the third-party hardware, software and infrastructure on which we rely, including third-party data center hosting facilities, could impair the delivery of our solutions and adversely affect our business.

We rely on computer hardware purchased and software licensed from third parties in order to offer our products. This hardware and software may not continue to be available on commercially reasonable terms, or at all. If we lose the right to use any of this hardware or software or such hardware or software malfunctions, our customers could experience delays or be unable to access our services until we can obtain and integrate equivalent technology or repair the cause of the malfunctioning hardware or software. Any delays or failures associated with our services could upset our customers and harm our business.

We rely on bandwidth providers, ISPs, mobile providers and social networks to deliver messages to consumers on behalf of our clients. Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our solutions. Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use any of this hardware, software or infrastructure could limit access to our solutions.

We currently serve our clients from 8 third-party data center hosting facilities located primarily on the East Coast and Midwest. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our clients' access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our solutions or impair the functionality of our solutions, which could adversely affect our business.

Errors, defects, disruptions or other performance problems with the delivery of our suite of cross-channel, interactive marketing solutions may reduce our revenue, harm our reputation and brand and adversely affect our contract renewals and our ability to attract new clients. In addition, some of our client agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our clients the ability to terminate the agreements in the event of significant amounts of downtime. Our business, growth prospects and operating results will also be harmed if our clients and potential clients are not confident that our solutions are reliable.

As we add data centers and increase capacity in data centers to accommodate increased demand, our costs and expenses associated with these efforts may adversely affect our operating results, liquidity and financial condition.

Programming errors or flaws in our products could harm our reputation or decrease market acceptance of our products, which would harm our operating results.

 Our products (particularly our apps and games) may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new products and rapidly release new features to existing products under tight time constraints. We believe that if our customers and users have a negative experience with our products, they may be less inclined to continue or resume using our products or recommend our products to other potential customers and users. Undetected programming errors, product defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our customers to stop using our products, divert our resources and delay market acceptance of our products, any of which could result in legal liability to us or harm our operating results.

Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

Enterprises or professional organizations, including governmental agencies, may restrict access to our websites, which could lead to the loss or slowing of growth in our customer or user base, or the level of user engagement.

Our solutions depend on the ability of our users and customers to access the Internet and our websites. Enterprises or professional organizations, including governmental agencies, could block access to our websites or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or block or limit access to our websites, the value of our network could be negatively impacted, which would adversely affect our ability to offer subscriptions to our users, enterprises, professional organizations and customers.

If we lose the services of any members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, our co-founder and Chief Executive Officer, Chris Richarde, is critical to our vision, strategic direction, culture, products and technology. Interactive's Chief Technical Officer, Dzenis Softic, is critical to the development of all our intellectual property. Interactive's Digital Creative Architect, Mirco Pasqulaini, is also critically important as he assists Dzenis Softic and the team of Bosnian programmers that develop all of the Company's software. Our success in the consumer nutraceutical products sector is dependent on the relationships and industry expertise of Chris Armstrong and his team of 4 employees out of Salt Lake City, Utah who are at will employees.  While we maintain a $10 million key-man insurance policy for Mr. Richarde, we do not maintain key-man policies for Mr. Pasqulaini, Mr. Softic, Mr. Armstrong, or any other member of our senior management team. All three of these members of Xhibit's management team have at-will employment agreements with the Company, or one of its subsidiaries, and can leave at any time. The loss of Mr. Richarde, Mr. Softic, Mr. Pasqulaini or Mr. Armstrong, even temporarily, or any other member of senior management would harm our business.

We depend on world class talent to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

 Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain world class talent. Our ability to execute efficiently is dependent upon contributions from all of our employees, in particular our senior management team. Key institutional knowledge remains with a small group of employees whom we may not be able to retain. We may not be able to retain the services of any of our key employees or members of senior management in the future. We only have at-will employment agreements with our key employees, and we do not maintain key person life insurance for any employee other than Mr. Richarde. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

 Our growth strategy also depends on our ability to expand and retain our organization with world class talent. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for highly skilled technical and marketing personnel is extremely intense, and we continue to face difficulty identifying and hiring qualified personnel in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, particularly in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our equity may adversely affect our ability to attract or retain highly skilled technical and marketing personnel. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We have acquired businesses, personnel and technologies in the past and we intend to continue to pursue acquisitions that are complementary to our existing business and expand our employee base and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect our industry to consolidate in the future, we may face significant competition in executing our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

RISKS RELATED TO OUR ADVERTISING BUSINESS

The market for cross-channel, interactive marketing solutions is relatively new and emerging. If the market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for cross-channel, interactive marketing solutions, such as ours, is relatively new and may not achieve or sustain high levels of demand and market acceptance. While email has been used successfully for interactive marketing for several years, marketing via new interactive marketing channels such as mobile and social media is not as well established, and revenue from email represents a substantial majority of our total revenue. The future growth of our business depends both on the acceptance and expansion of emerging interactive marketing channels, as well as the continued use and growth of existing interactive marketing channels, including email. Even if interactive marketing through these channels becomes widely adopted, our suite of cross-channel, interactive marketing solutions may not continue to be utilized by our existing clients or we may not acquire new clients. Organizations may not make significant investments in cross-channel, interactive marketing solutions and may not purchase solutions to address their interactive marketing needs. If cross-channel, interactive marketing solutions are not widely adopted, or the market for such solutions does not develop as we expect, our business, growth prospects and financial condition would be adversely affected.

We may not be able to scale our infrastructure quickly enough to meet our clients' growing needs and, even if we can, our operations may be disrupted or our operating results could be harmed.

As usage of our suite of cross-channel, interactive marketing solutions grows and as clients use our solutions for more advanced interactive marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions' performance. Any failure of or delays in our systems could cause service interruptions or impaired system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to clients, result in decreased sales to new clients and lower renewal rates by existing clients, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective clients. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

Our revenue could decline if we fail to effectively manage our existing advertising space, and our growth could be impeded if we fail to acquire new advertising space.

Our success depends in part on our ability to effectively manage our existing advertising space as well as successfully access advertising space available on ad exchanges and through ad network optimization service providers. The Web publishers and mobile application developers that list their unsold advertising space with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as inventory. All of our contracts can either be terminated immediately or upon thirty (30) days’ notice. In addition, Web publishers and mobile application developers can change the amount of inventory they make available to us at any time. If a Web publisher or mobile application developer decides not to make advertising space from its websites available to us, we may not be able to replace this advertising space with advertising space from other sources that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

If we do not continue to attract new customers, or if existing customers do not renew their subscriptions, renew on less favorable terms, or fail to purchase additional solutions, we may not achieve our revenue projections, and our operating results would be harmed.

In order to grow our business, we must continually attract new customers, sell additional solutions to existing customers and reduce the level of non-renewals in our business. Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with our customers, and even when we do, they can generally terminate their relationship with us. We have limited historical data with respect to rates of customer renewals, upgrades and expansions, so we may not accurately predict future trends for any of these metrics. Furthermore, unlike traditional software companies, the nature of our products and solutions is such that customers may decide to terminate or not renew their agreements with us without causing significant disruptions to their own businesses.

We must demonstrate that our marketing solutions provide our advertising and email marketing with access to an audience of one of the most influential audiences on the Internet. However, potential customers may not be familiar with our solutions or may prefer other more traditional products and services for their advertising and marketing needs.

The rate at which we expand our customer base or increase our customers' renewal rates may decline or fluctuate because of several factors, including the prices of our solutions, the prices of products and services offered by our competitors, or reductions in their marketing spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our solutions. If we do not attract new customers or if our customers do not renew their agreements for our solutions, renew on less favorable terms, or do not purchase additional functionality or offerings, our revenue may grow more slowly than expected or decline.

Ultimately, attracting new customers and retaining existing customers requires that we continue to provide high quality solutions that our customers value. In particular, customers of our marketing solutions will not continue to do business with us if their advertisements do not reach their intended audiences. Therefore we must continue to demonstrate to our customers that using our marketing solutions is the most effective and cost-efficient way to maximize their results. Even if our marketing solutions are providing value to our customers, advertisers are sensitive to general economic downturns and reductions in consumer spending, among other events and trends, which generally results in reduced advertising expenditures and could adversely affect sales of our marketing solutions. If we fail to provide high quality solutions and convince customers of our value proposition, we may not be able to retain existing customers or attract new customers, which would harm our business and operating results.

Our business is partially dependent on the market for email marketing services.

We derive, and expect to continue to derive, a significant portion of our revenue from our email marketing product. As a result, widespread acceptance of email marketing among our target organizations is critical to our future growth and success. The overall market for email marketing and related services is relatively new and still evolving, and smaller organizations have generally been slower than larger organizations to adopt email marketing as part of their marketing mix. There is no certainty regarding how or whether this market will develop, or whether it will experience any significant contractions. Our ability to attract and retain customers will depend in part on our ability to make email marketing convenient, effective and affordable. If smaller organizations determine that email marketing does not sufficiently benefit them, existing customers may cancel their accounts and new customers may decide not to adopt email marketing. In addition, many smaller organizations lack the technical expertise to effectively send email marketing campaigns. As technology advances, however, smaller organizations may establish the capability to manage their own email marketing and therefore have no need for our email marketing product. If the market for email marketing services fails to grow or grows more slowly than we currently anticipate, demand for our services may decline and our revenue would suffer.

If the delivery of our customers' emails is limited or blocked, the fees we may be able to charge for our email marketing product may not be accepted by the market and customers may cancel their accounts.

ISPs can block emails from reaching their users. Recent releases of ISP software and the implementation of stringent new policies by ISPs make it more difficult to deliver our customers' marketing emails. We continually improve our own technology and work closely with ISPs to maintain our deliverability rates. If ISPs materially limit or halt the delivery of our customers' emails, or if we fail to deliver our customers' emails in a manner compatible with ISPs' email handling or authentication technologies, then the fees we charge for our email marketing product may not be accepted by the market, and customers may cancel their accounts.

Various private spam blacklists have in the past interfered with, and may in the future interfere with, the effectiveness of our products and our ability to conduct business.

We depend on email to market to and communicate with our email marketing customers, and our email marketing customers rely on email to communicate with their constituents. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those companies or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist.

 Some of our Internet protocol addresses currently are listed with one or more blacklisting entities and, in the future, our Internet protocol addresses may also be listed with these and other blacklisting entities. There can be no guarantee that we will not continue to be blacklisted or that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers' email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

If we fail to compete effectively against other Internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

The market for Internet advertising and related products and services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to our industry. Increased competition may result in price reductions for advertising space, reduced margins and loss of market share. Competitors in the ad network, ad agency and performance-based marketing arena include but are not limited to: Omnicom Group, WPP Group, Interpublic Group of Companies, Publicis Groupe, Dentsu, Havas Suresnes, Aegis Group, Hakuhodo DY Holdings, Asatsu-DK, MDC Partners, Sapient, Digitas, aQuantive, Aspen Marketing Services, Cheil Communications, Monster Worldwide, WB Doner & Company, Cossette Communication Group. Richards Group, Bartle Bogle Hegarty, M&C Saatchi, Chime Communications, Merkle Lanham, Wieden+Kennedy, RPA, Cramer-Krasselt, ChoicePoint Precision Marketing, XL Marketing, AdConian Direct, and ValueClick Media.

    Our principal competitors include other companies that provide advertisers with performance-based Internet advertising solutions and companies that offer pay-per-click search services. We compete in the performance-based marketing division with CPL and CPA performance-based companies, and with other large Internet display advertising networks. In addition, we compete in the online comparison shopping market with focused comparison shopping websites, and with search engines and portals such as Yahoo!, Google and MSN, and with online retailers such as Amazon.com and eBay. Large websites with brand recognition, such as Yahoo!, Google, Facebook, AOL and MSN, have substantial proprietary online advertising inventory that may provide competitive advantages compared to our networks and other inventory sources, and they have the ability to significantly influence pricing for online advertising overall. These companies have longer operating histories, greater name recognition and have greater financial, technical, sales, and marketing resources than we have.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and Internet service providers ("ISPs"), as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our Web services, we may compete with a greater number of Web publishers and other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative, or other advantages over those offered by us, our business, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable, and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales, and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

RISKS RELATED TO OUR SOCIAL MEDIA AND GAMING BUSINESS

Integrating social media and gaming applications with the Company's other operations may pose challenges to the Company.

There is no assurance that we will be successful in integrating social media and online games with our historical focus on Internet marketing and advertising through our other operating subsidiaries.  Any diversion of management's time and attention to these new products, which is expected to occur, may cause revenues from our Internet marketing and advertising divisions to decline.  If new revenue from social media/online games does not offset such a decline, then the Company's overall revenue may decline.

With respect to our social media operations, we have a short operating history in a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a short operating history in a new and unproven market that may not develop as expected, if at all. This short operating history makes it difficult to effectively assess our future prospects. Our business and prospects should be considered in light of the risks and difficulties we encounter in this rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	increase our number of customers and customer engagement;
•	avoid interruptions or disruptions in our service or slower than expected website load times;
•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased customer usage globally, as well as the deployment of new features and products;
•	responsibly use the data that our customers share with us to provide solutions that meet the needs of our customers;
•	increase revenue from the solutions we provide;
•	continue to earn and preserve our customers' trust with respect to their information;
•	process, store and use personal data in compliance with governmental regulation and other legal obligations related to privacy;
•	successfully compete with other companies that are currently in, or may in the future enter, the online marketing and social media spaces;
•	hire, integrate and retain world class talent; and
•	successfully expand our business, especially internationally.

If the market for the Company's new focus of online social media does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our social media websites are accessible within an acceptable load time.

A key element to our continued growth is the ability of our users (whom we define as anyone who visits our websites, regardless of whether or not they are a paying customer) in all geographies to access our websites within acceptable load times. We call this website performance. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract users and increase engagement on our websites. We expect to continue to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We expect the number of our registered social media users to be higher than the number of actual users, and the majority of our page views to be generated by a minority of our users.

The number of registered users in our social media network is likely to be higher than the number of actual users because some users may have multiple registrations, other users have died or become incapacitated, and others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we will not have a reliable system to accurately identify the number of actual users, and thus we rely on the number of registered users as our measure of the size of our network. Further, a substantial amount of our users may not visit our website on a monthly basis, and a substantial majority of our page views are likely to be generated by a minority of our users. If the number of our actual users does not meet our expectations or we are unable to increase the breadth and frequency of our visiting users, then our business may not grow as fast as we expect, which will harm our operating and financial results.

Changes in how we generate online consumer traffic for our social media websites could negatively impact our ability to maintain or grow the revenue and profitability levels of this division.

We generate online consumer traffic for our destination websites using various methods, including: search engine marketing (SEM); search engine optimization (SEO); organic traffic; email campaigns; and distribution agreements with other website publishers. The revenue of this division of our operations are dependent upon our continued ability to use a combination of these methods to generate online consumer traffic to our websites in a cost-efficient manner. Our SEM and SEO techniques have been developed to work with the existing search algorithms utilized by the major search engines. The major search engines frequently modify their search algorithms. Future changes in these search algorithms could change the mix of the methods we use to generate online consumer traffic for our destination websites and could negatively impact our ability to generate such traffic in a cost-efficient manner, which could result in a significant reduction to the revenue of this division. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our users to use our websites, or if our competitors' SEO efforts are more successful than ours, overall growth in our user base could slow, user engagement could decrease, and we could lose existing users. These modifications may be prompted by search engine companies entering the online social media market or aligning with competitors. There can be no assurances that we will be able to maintain the current mix of online consumer traffic sources for our destination websites or that we will be able to modify our SEM and SEO techniques to address any future search algorithm changes made by the major search engines.

If we are unable to maintain a good relationship with Facebook, our business will suffer.

Facebook is planned to be the primary distribution, marketing, promotion and payment platform for our games under development to users beyond the contacts we have from our advertising division. We expect to generate a substantial portion of our game revenue and players through the Facebook platform and expect to continue to do so for the foreseeable future. Any deterioration in our relationship with Facebook would harm our business and adversely affect the value of our equity.

While we have no formal contract or other agreement with Facebook, we are subject to Facebook's standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the Facebook platform.

Our business would be harmed if:

•	Facebook discontinues or limits access to its platform by us and other game developers;
•
Facebook modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or Facebook changes how the personal information of its users is made available to application developers on the Facebook platform or shared by users;

•	Facebook establishes more favorable relationships with one or more of our competitors; or
•	Facebook develops its own competitive offerings.

We expect to benefit from Facebook's strong brand recognition and large user base. If Facebook loses its market position or otherwise falls out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our games, which would consume substantial resources and may not be effective. In addition, Facebook has broad discretion to change its terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. For example, in 2010 Facebook adopted a policy requiring applications on Facebook accept only its virtual currency, Facebook Credits, as payment from users. As a result of this change, Facebook will receive a greater share of payments made by our players than it would when other payment options were allowed. Facebook may also change its fee structure, add fees associated with access to and use of the Facebook platform, change how the personal information of its users is made available to application developers on the Facebook platform or restrict how Facebook users can share information with friends on their platform. Beginning in early 2010, Facebook changed its policies for application developers regarding use of its communication channels. These changes limited the level of communication among users about applications on the Facebook platform. As a result, the number of other game developers' players on Facebook declined. Any such changes in the future could significantly alter how players experience our games or interact within our games, which may harm our business.

We intend to take steps to reduce our reliance on Facebook in the future, but there can be no assurance that we will be successful in doing so.

If our security measures are compromised, or if our website is subject to attacks that degrade or deny the ability of customers to access our solutions, customers may curtail or stop use of our solutions.

Our solutions involve the storage and transmission of customers' information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all websites, our websites are vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our customers may lose trust and confidence in us, and decrease the use of our websites or stop using our websites in their entirety. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or our customers' information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new users and increase engagement by existing users, cause existing users to close their accounts or existing customers to cancel their contracts, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

The proliferation of "cheating" programs and scam offers that seek to exploit online games and players affects the game-playing experience and may lead players to stop playing our games.

Unrelated third parties have developed, and may continue to develop, "cheating" programs that enable players to exploit online and mobile games, play them in an automated way or obtain unfair advantages over other players who do play fairly. These programs harm the experience of players who play fairly and may disrupt the virtual economy of our games. In addition, unrelated third parties may attempt to scam our players with fake offers for virtual goods. We plan to devote resources to discover and disable these programs and activities, but if we are unable to do so quickly our operations may be disrupted, our reputation damaged and players may stop playing our games. This may lead to lost revenue from paying players, increased cost of developing technological measures to combat these programs and activities, legal claims relating to the diminution in value of our virtual currency and goods, and increased customer service costs needed to respond to dissatisfied players.

We must launch and enhance games that attract and retain a significant number of players in order to grow our revenue.

Our future growth in the online social gaming division depends on our ability to consistently launch new games that achieve significant popularity. Each of our games will require significant engineering, marketing and other resources to develop, launch and sustain via regular upgrades and expansions. Our ability to successfully launch, sustain and expand games and attract and retain players largely depends on our ability to:

•	anticipate and effectively respond to changing game player interests and preferences;
•	anticipate or respond to changes in the competitive landscape;
•	attract, retain and motivate talented game designers, product managers and engineers;
•	develop, sustain and expand games that are fun, interesting and compelling to play;
•	effectively market new games and enhancements to our existing players and new players;
•	minimize launch delays and cost overruns on new games and game expansions;
•	minimize downtime and other technical difficulties; and
•	acquire high quality assets, personnel and companies.

It is difficult to consistently anticipate player demand on a large scale, particularly as we develop new games in new genres or new markets, including international markets and mobile platforms. If we do not successfully launch games that attract and retain a significant number of players and extend the life of our existing games, our market share, reputation and financial results will be harmed.

If our to be developed games do not attain or maintain their popularity, our results of operations could be harmed.

For a game to remain popular, we must constantly enhance, expand or upgrade the game with new features that players find attractive. Such constant enhancement requires the investment of significant resources, particularly with older games and such costs are expected to increase. We may not be able to successfully enhance, expand or upgrade our games. Any reduction in the number of players of our most popular games, any decrease in the popularity of our games or social games in general, any breach of game-related security or prolonged server interruption, any loss of rights to any intellectual property underlying such games, or any other adverse developments relating to our most popular games, could harm our results of operations.

There are low barriers to entry in the social media industry and online gaming industry, and competition is intense.

The social media industry and online gaming industry is highly competitive, with low barriers to entry, and we expect more companies to enter the sector and a wider range of social media sites to be introduced. Our competitors that develop social networks vary in size and include Google, Twitter, Microsoft, Facebook, Pinterest, Groupon, LivingSocial, Zynga, Inc., Crowdstar, Inc., Electronic Arts Inc., The Walt Disney Company, Vostu, Ltd. and wooga GmbH. In addition, high-profile companies with significant online presences that to date have not developed social networks, such as Amazon.com, Microsoft Corporation and Yahoo! Inc., may decide to develop social networks. Some of these current and potential competitors have significant resources for developing or acquiring networks, may be able to incorporate their own strong brands and assets into their networks, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the online social media industry. In addition, we have limited experience in developing networks for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing  networks as well as games for those platforms, we will face significant competition from established companies that may have far greater experience than us, including (in the online social game industry) Electronic Arts Inc., DeNA Co. Ltd., Gameloft SA, Glu Mobile Inc. and Rovio Mobile Ltd. We expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications.

Competition within the broader entertainment industry is intense and our existing and potential players may be attracted to competing forms of entertainment such as offline and traditional online games, television, movies and sports, as well as other entertainment options on the Internet.

Our online gaming players will face a vast array of entertainment choices. Other forms of entertainment such as offline, traditional online, personal computer and console games, television, movies, sports and the Internet are much larger and more well-established markets and may be perceived by our players to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our players. If we are unable to sustain sufficient interest in our games in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

RISKS RELATED TO OUR NEW NUTRACEUTICALS SALES BUSINESS

We recently began selling nutraceutical products.  As these sales generate our highest margins, they have become the majority of our revenues as we have diverted much of our marketing to this sector. Historically, our merchant banks have processed the credit cards used to pay for these products and released the proceeds to us immediately. However, we recently received numerous orders for nutraceutical products supplied to Australia. None of our merchant banks were willing to immediately release the cash to us after they processed the credit cards used by our consumers to pay for these nutraceutical products. The combination of taking credit card numbers over the internet, selling products subject to more frequent returns, and selling products overseas resulted in a change in the policies of the merchant banks as they were concerned with a greater number chargebacks. Failure to get the cash from these sales immediately with a potential delay as much as 100 days may result in the failure to meet other obligations on a timely basis, delay research and development or even impact our ability to meet payroll.   We plan to raise short term capital to fund these sales.  If equity capital is raised, it may be at a significant dilution to the current stock price and as a new enterprise do not believe we will have the ability to obtain any long term financing or line of credit for these sales and therefore may suffer ongoing dilution if we continue to finance this operation through capital raises.

Competition is intense in the nutraceuticals markets.

The nutrition and dietary supplement market is large, growing, competitive and highly fragmented. Our competition includes multi-level marketers, online specialty and mass retailers, and extends offline to brick and mortar stores including but not limited to grocery, membership clubs, specialty and mass retailers. We believe the following are the principal competitive factors in our market:

•	Competitive pricing

•	Selection and availability of product

•	Reliability and speed of delivery

•	Website ease of use

•	Customer service and support

While we believe we can compete favorably, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition and our response to these competitive actions, could adversely affect our profitability.

There is extensive government regulation of nutraceuticals.

For our nutraceuticals business, we are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive acts and trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide:

•	notice to consumers of our policies on sharing non-public information with third parties;

•	advance notice of any changes to our policies; and

•	with limited exceptions, provide consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.

Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online retailers. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

There is currently great uncertainty in many states whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online retailers. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or a change in application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have a material adverse effect on our results of operations.

Our products are subject to extensive regulation in the U.S. and abroad. As applied to nutraceutical products the Company sells, in the U.S. FDA enforces the Federal Food, Drug and Cosmetic Act (“FDCA”), and related regulations, which govern the identity, purity, quality, strength, and composition of dietary supplements and regulate the formulation, manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements, foods, cosmetics, medical devices, animal foods and drugs, and over-the-counter (“OTC”) allopathic and homeopathic human drugs (collectively “FDA regulated products”). FDA prohibits the distribution and/or sale of misbranded and/or adulterated FDA regulated products. In particular, FDA evaluates dietary supplements to determine the intention of the manufacturer or distributor through promotion, label or labeling claims which cause the products to be unapproved new drugs.

        The Federal Trade Commission, or FTC, enforces the Federal Trade Commission Act, or FTCA, and related regulations, which govern the advertising associated with the promotion and sale of our products to prevent misleading or deceptive claims.

        The U.S. Postal Inspection Service enforces federal laws governing fraudulent use of the mail. Regulation of certain aspects of the dietary supplement business at the federal level is also governed by the Consumer Product Safety Commission (“CPSC”) (e.g., concerning the presence of adulterated substances, such as toxic levels of lead or iron, that render products unsafe for consumption and require a CPSC ordered recall), the Department of Agriculture (e.g., for products that are intended for ingestion as dietary supplements for animals) and the Environmental Protection Agency (e.g., in the methods of disposal used for certain dietary ingredients, such as colloidal silver).

        The manufacture, packaging, labeling, holding, sale, and distribution of dietary supplements are also subject to extensive local, state, and foreign government regulation. For example, under the European Union Directive, only dietary supplements listed in Annex II to that directive or otherwise ruled saleable in Europe by the European Union may be sold in Europe subject to EU restrictions on dosage amounts, forms, label claims and advertising. The Bureau of Customs and Border Patrol (“CBP”), a division of the Department of Homeland Security, also regulates shipments containing dietary ingredients, dietary supplements, cosmetics, drugs, biologics, and medical devices and engages in enforcement activity in concert with the FDA to block the import or export of articles deemed adulterated or otherwise unlawful for sale in the United States (imports) or in the non-U.S. country to which articles are addressed. CBP holds on articles or demands for recall can interfere with the timely delivery of products to market and can result in regulatory fines and penalties.

        The FDCA has been amended several times affecting provisions that concern dietary ingredients and dietary supplements, including by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA formally defined what may be sold as a dietary supplement, defined statements of nutritional support and the conditions under which they may lawfully be used, and included provisions that permit the FDA to regulate manufacturing practices and labeling claims peculiar to dietary supplements. “Dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

        Increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as “illegal” under the FDCA because of the failure to file a new dietary ingredient notification or because the substance may be one found to be the subject of an investigational new drug application for which clinical trials have commenced and been publicized.

        The FDA generally prohibits labeling a dietary supplement with any “health claim” (i.e., any statement associating a nutrient with risk-reduction, but not treatment, of a disease or health-related condition), unless the claim is pre-approved by the FDA. The FDA prohibits entirely disease diagnosis, prevention and treatment claims when made for a dietary supplement. However, “statements of nutritional support,” including so-called “structure/function claims,” are permitted to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. Such statements must be submitted to the FDA no later than thirty days after first marketing the product with the certification that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance however, that the FDA will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim.” Such a determination might prevent the use of such a claim.

        In addition, DSHEA provides that certain “third-party literature,” such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may “in connection with the sale of a dietary supplement to consumers” be exempt from labeling regulation. However, the FDA has adopted an “intent to use” doctrine whereby such literature even if exempt from labeling may nonetheless form the basis for an agency determination that the literature in context reveals a company intent to sell a dietary ingredient or dietary supplement as a drug, thereby rendering the supplement an unlawful, unapproved new drug. Because the “intent to use” doctrine is predicated on a subjective assessment of all facts and circumstances associated with the promotion and sale of a dietary supplement, we cannot know whether any particular piece of literature otherwise exempt from labeling will be deemed by the FDA unlawful for use in association with the sale of the dietary ingredient or dietary supplement.

        As authorized by the FDCA, the FDA has adopted and implemented Good Manufacturing Practices (“GMPs”), specifically for dietary supplements. These GMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements and the components of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record with all dietary ingredients verified by identity testing before use, that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented, and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The GMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of finished dietary supplements. In addition, GMPs require a company to make and keep written records of every product complaint that is related to GMPs. The written record of the product complaint must include the following: the name and description of the dietary supplement; the batch, lot, or control number of the dietary supplement, if available; the date the complaint was received and the name, address, or telephone number of the person making the complaint, if available; the nature of the complaint, including, if known, how the product was used; the reply to the complainant, if any; and findings of the company’s quality control investigation and follow-up action taken when an investigation is performed. The regulations directly affect all who manufacture the dietary supplements we sell and our distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the GMP regulations. If deemed adulterated, a dietary supplement may not be lawfully sold and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls implemented by those whose dietary supplements we sell to be inadequate and, thus, requiring corrective action, requiring any one or more of the dietary supplements we sell to be unlawful for sale, or resulting in a judicial order that may impair our ability to market, and sell dietary supplements.

        The FDA also requires adverse event notices on labels and serious adverse event reporting for all supplements and OTC drugs. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” While all adverse event complaints received must be recorded in accordance with the GMPs discussed above, only serious adverse events must be reported to FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the GMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of 6 years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

        The regulation of dietary supplements may increase or become more restrictive in the future. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations without incurring substantial expense.

        Dietary supplements must also comply with the Organic Act (for the designation of organic ingredients) enforced by the US Department of Agriculture and the Food Allergen Labeling and Consumer Protection Act of 2004 (“FALCPA”) enforced by the FDA. Under the Organic Act there are specific requirements for the certification of ingredients as “organic” and requirements on how to use the term “organic” in labeling, whether for an ingredient or a complete product. Under FALCPA, all packaged foods (including supplements) containing any of the eight identified major food allergens (milk, egg, fish, crustacean shellfish, tree nuts, wheat, peanuts, and soybeans) must declare such allergens, at least once, by their common or usual name in the ingredient list or in a “CONTAINS” statement immediately following the ingredient list in bold. A packaged food “contains” an allergen for the purposes of the law when any intentionally added ingredient contains an allergen. Thus, even if an allergen is present only in a coloring or flavoring, FALCPA applies. Likewise, the law applies even if an allergen is present only in a small amount of an “incidental” (but intentionally added, non-cross-contact) additive, like a releasing agent. Disclosure in this case is required even though such an ingredient usually could be omitted altogether from the ingredients list. If a manufacturer believes that no allergen is present there is a preapproval process to seek an exception. Failure to comply with the FALCPA may lead to civil sanctions, criminal penalties, or both under the FDCA. In addition, the FDA is authorized to seize non-conforming products controlled by a company and issue a recall of products already on the market.

        The FDA has broad authority to enforce the provisions of the FDCA concerning all of the products it regulates, including powers to issue a public “warning letter” to a company to quarantine and prohibit the sale of products deemed adulterated or misbranded, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, to request that the Department of Justice initiate a seizure action, an injunction action or a criminal prosecution in U.S. courts, and to seek disgorgement from a federal court of all proceeds received from the sale of products deemed misbranded or adulterated.

        The FTC exercises jurisdiction over the advertising of dietary supplements. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in consent decrees and the payment of civil penalties and/or restitution by the companies involved. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers of savings compared policies, telemarketing, continuity plans, and “free” offers.

        We are also subject to regulation under various state, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements. For example, under Proposition 65 in the State of California, a list of substances are deemed to pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines. In additional California has a law called the “Consumers Legal Remedies Act” (Cal. Civ. Code § 1750 et seq) that allows private parties to assert a class action claim for false or deceptive advertising. It is typically asserted in combination with claims for false advertising and unfair competition under the California Business and Professions Code. California law firms specializing in these type of consumer class action claims have recently been targeting dietary supplement makers and sellers of products sold in California, claiming injury based on the products’ failure to deliver results as claimed in product labeling and promotion.

        Government regulations in foreign countries may prevent us from selling certain of our products.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA, the FTC, or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we generally consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business.

Complying with new and existing government regulation, both in the U.S. and abroad, could significantly increase our costs.

        The processing, formulation, packaging, labeling, advertising, distribution and sale of our nutraceutical products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the Postal Service, the Consumer Product Safety Commission, the Department of Agriculture and the Environmental Protection Agency, as well as various state, local and international laws and agencies of the localities in which our products are sold. Government regulations may prevent or delay the introduction or require the reformulation of our products.

        The FDA regulates, among other things, the manufacture, composition, safety, labeling, marketing and distribution of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety we present for new dietary supplements we wish to market, or they may determine that a particular dietary supplement or ingredient that we currently market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall supplements or products containing that ingredient. In July 2011 the FDA introduced a draft Guidance Document called “Guidance for Industry: Dietary Supplements: New Dietary Ingredient Notifications and Related Issues” relating to pre-market safety notifications. In it FDA identified standards of proof for safety and ‘grandfathering’ that would impose new burdens on the dietary supplement industry and may impact the legality of some of our existing products. FDA has accepted industry comments on the guidance but has not yet published its response or otherwise finalized the draft.

        A draft guidance is not considered a final rule by the FDA. In June 2012, the FDA stated that it planned to issue a revised draft guidance to clarify controversial points in the original version. Nevertheless, in enforcement actions taken by the agency, it has adhered to the basic interpretation expressed in the draft guidance even before the draft guidance has been finalized. Consequently, ingredients previously considered lawfully saleable without submission of a notice containing proof of safety may now need to be considered adulterated and unsaleable unless and until FDA fails to object on grounds of safety to a New Dietary Ingredient notice.

        The FDA and the Federal Trade Commission (FTC) may also determine that certain labeling, advertising and promotional claims, statements or activities are not in compliance with applicable laws and regulations and may determine that a particular statement is an unapproved health claim, an unacceptable drug claim, a false or misleading label claim, or a deceptive advertising claim. Failure to comply with FDA or other regulatory requirements could prevent us from marketing particular dietary supplement products or subject us to administrative, civil or criminal penalties.

        Legislation has been introduced in the U.S. Senate seeking to provide the FDA with increased authority to regulate dietary supplements and increase labeling requirements with respect to dietary supplements. The Food Safety Modernization Act (FSMA) now requires dietary supplement companies to register with the agency and renew those registrations biannually. The FSMA permits summary revocation of registrations (and elimination of the right to sell products in interstate commerce) based on findings by the FDA that a product might present an unreasonable risk of serious illness, injury, or death. Legislation introduced but not passed by Congress would require the FDA Commissioner to obtain a list of all ingredients and claims for dietary supplements and distinguish from among them which products are potentially unsafe and which claims are misleading. FDA and FTC are cooperating in joint enforcement projects, including the issuance of warning and enforcement letters by both agencies. The FTC staff has demanded two clinical trials as a condition precedent for the making of certain categories of claims, such as those concerning weight loss and those concerning immune support, which position, while struck down by an FTC Administrative Law Judge, is pending on appeal before the Federal Trade Commission.

        The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies for failing to have adequate substantiation for claims made in advertising or for using false or misleading advertising claims. The FTC routinely polices the market for deceptive dietary supplement advertising and accepts and reviews complaints from the public concerning such advertising.

         The FTC also regulates deceptive advertising claims and promotional offers of savings compared to “regular” prices. The National Advertising Division (“NAD”), of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, including promotions for savings off of regular prices. The NAD has no enforcement authority of its own but may refer promotions to the FTC that the NAD views as violating FTC guidelines or rules. Violations of these orders could result in substantial monetary penalties.

We rely on third party manufacturers to comply with government regulations and enforce quality control of products and have no product liability or business interruption insurance on the sale and distribution of nutraceutical products.

        The manufacture of nutraceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We do not own or operate manufacturing facilities for the production of any nutraceutical products, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third parties to manufacture, formulate and supply all of our nutraceutical products. Our reliance on third-party manufacturers exposes us to a number of risks. We may be subject to delays in or suspension of the manufacturing of our nutraceutical products if a third-party manufacturer: - becomes unavailable to us for any reason, including as a result of the failure to comply with good manufacturing practices, or GMP, regulations; - experiences manufacturing problems or other operational failures, such as equipment failures or unplanned facility shutdowns required to comply with GMP or damage from any event, including fire, flood, earthquake, business restructuring or insolvency; or - fails to perform its contractual obligations under our agreement, such as failing to deliver the quantities requested on a timely basis. Any delay in or suspension of the supply of our nutraceutical products could delay or prevent the sale of our nutraceutical products and, accordingly, adversely affect our revenues and results of operations. The selection of a replacement third-party manufacturer would be time-consuming and costly since we would need to validate the manufacturing facility of such new third-party manufacturer. The validation process would include an assessment of the capacity of such third-party manufacturer to produce the quantities that we may request from time to time, the manufacturing process and its compliance with quality control standards.

        In complying with GMP, manufacturers must devote extensive time, money, and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Such actions could severely delay our ability to obtain product from our manufacturer.

        Presently, our contract manufacturers are not certified for GMP compliance but we understand informally seek to comply with the applicable FDA Good Manufacturing Practices, or GMP, regulations, which include quality control and quality assurance requirements as well as maintaining records and documentation. As we carry no business interruption insurance or product liability insurance, we would suffer substantial harm to our business from the interruption of the manufacturing of nutraceutical products and claims we may not be able to satisfy if we incur fines from regulatory agencies as a result of any failure by our manufacturers to supply products which meet the applicable standards or from claims brought by consumers that they have suffered harm from the products.  We could lose sales and customers, and incur products liability claims, if these products do not meet GMP or ISO requirements. (ISO is an internationally recognized voluntary quality standard that requires compliance with a variety of quality requirements somewhat similar to the GMP requirements.)

        While we are in the process of locating manufacturers which meet GMP, ISO and other regulatory standards and also seeking to obtain product liability and business interruption insurance, there is no assurance we will do so or be able to afford the premiums for insurance if available. Any loss or delay in sales of these products would have a material adverse effect on our revenues.

RISKS RELATED TO GOVERNMENT REGULATION, POTENTIAL LITIGATION AND OUR INTELLECTUAL PROPERTY

Government enforcement actions, changes in government regulation, technical proposals and industry standards, including, but not limited to, spyware, privacy and email matters, could decrease demand for our products and services and increase our costs of doing business.

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. The United States Congress has also enacted Internet legislation regarding children's privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003 and the Digital Millennium Copyright Act), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the "Spy Act of 2007") and the New York Attorney General's office has also pursued enforcement actions against companies in this industry. In addition, on December 1, 2010, the FTC issued its long-awaited staff report criticizing industry self-regulatory efforts as too slow and lacking adequate protections for consumers and emphasizing a need for simplified notice, choice and transparency to the consumer of the collection, use and sharing of their data. The FTC suggests various methods and measures, including an implementation of a "Do Not Track" mechanism - likely a persistent setting on consumers' browsers - that consumers can choose whether to allow the tracking of their online searching and browsing activities. As a result of the report, some of the browser makers have been working on their own do-not-track technical solutions, notably Microsoft Internet Explorer, Mozilla Firefox, Apple Safari, and Google Chrome. Microsoft's Internet Explorer offers a tracking protection feature that doesn't allow for tracking by allowing Internet users to download tracking protection block lists which consequently block any third-party domain included in such block lists from serving content. In addition, Microsoft's Internet Explorer 10 is the first browser to offer a "Do Not Track" mechanism by default.  This content-blocking feature, depending on the adoption by Internet users, may adversely affect our ability to grow our Company, maintain our current revenues and profitability, and serve and monetize content.

Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, "do not email" lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. Such measures could decrease the acceptance of the Web as a communications, commercial and advertising medium. We have policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our partners.

We could be subject to legal claims, government enforcement actions and damage to our reputation and held liable for our or our customers' failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, which could materially harm our business.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress and certain states currently have pending legislation regarding privacy and data security measures. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Recently, class action lawsuits have been filed alleging violations of privacy laws by ISPs. The European Union's directive addressing data privacy limits our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our customers and us. Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

Third parties may bring class action lawsuits against us relating to online privacy and data collection. We disclose our information collection and dissemination policies, and we may be subject to claims if we act or are perceived to act inconsistently with these published policies. Any claims or inquiries could be costly and divert management's attention, and the outcome of such claims could harm our reputation and our business.

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act (which will apply to an increasing number of apps when new rules under it go into effect in July 2013), the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other user data, and we enable our social media customers to share their personal information with each other and with third parties. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our customers' information at risk and could in turn have an adverse effect on our business.

Evolving regulations concerning data privacy may restrict our customers' ability to solicit, collect, process and use data necessary to conduct email marketing campaigns or to send surveys and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing or use of consumers' personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals' consent to use personal information for certain purposes. Other proposed legislation could, if enacted, prohibit the use of certain technologies that track individuals' activities on web pages or that record when individuals click through to an Internet address contained in an email message. Such laws and regulations could restrict our email marketing customers' ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our products.

U.S. federal legislation entitled Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 imposes certain obligations on the senders of commercial emails, which could minimize the effectiveness of our email marketing product, and establishes financial penalties for non-compliance, which could increase the costs of our business.

In December 2003, Congress enacted Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, which establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult or other harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. The ability of our email marketing customers' constituents to opt out of receiving commercial emails may minimize the effectiveness of our email marketing product. Moreover, non-compliance with the CAN-SPAM Act carries significant financial penalties. If we were found to be in violation of the CAN-SPAM Act, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our business. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices.  Microsoft's latest version of browser, IE10, ships with the controversial “DO NOT TRACK” feature turned on by default, the first company to instigate this feature. This feature sends a message to every website the user visits and leaves a message stating you prefer not to be tracked. These features have the backing of the Federal Trade Commission which has threatened to call for online privacy legislation. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our social media customers choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our social media customers voluntarily share with us.

If the technology that we currently use to target the delivery of online and mobile advertisements and to prevent fraud on our networks is restricted or becomes subject to regulation, our expenses could increase and we could lose customers or advertising inventory.

Websites typically place small files of non-personalized (or "anonymous") information, commonly known as cookies, on an Internet user's hard drive. Cookies generally collect information about users on a non-personalized basis to enable websites to provide users with a more customized experience. Cookie information is passed to the website through an Internet user's browser software. We currently use cookies, along with other technologies, as set forth in our privacy policies, for purposes that include, without limitation, improving the experience Web users have when they see Web advertisements, advertising campaign reporting, website reporting and to monitor and prevent fraudulent activity on our networks. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies were limited, we expect that we would need to switch to other technologies to gather demographic and behavioral information. While such technologies currently exist, they may be less effective than cookies. We also expect that we would need to develop or acquire other technology to monitor and prevent fraudulent activity on our networks. Replacement of cookies could require reengineering time and resources, might not be completed in time to avoid losing customers or advertising inventory, and might not be commercially feasible. Our use of cookie technology or any other technologies designed to collect Internet usage information may subject us to litigation or investigations in the future. Any litigation or government action against us could be costly and time consuming, require us to change our business practices and divert management's attention.

Tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our solutions and adversely impact our business.

The application of federal, state, local and international tax laws to services and products provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and products provided over the Internet or via email, which could discourage the use of the Internet and email as a means of commercial marketing, adversely affecting the viability of our solutions. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows. In addition, if we are unsuccessful in collecting required taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties and interest for past amounts. For example, if tax authorities reclassify as employees the third-party professional services consultants we engage as independent contractors, we may be subject to retroactive taxes and penalties for failure to withhold federal or state income tax or Federal Insurance Contributions Act payments, and failure to provide workers’ compensation insurance with respect to such third-party professional services consultants.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy and consumer protection, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

Our customers' use of our products to transmit negative messages or website links to harmful applications could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via our products.

Our customers could use our email marketing product to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted material without permission, or report inaccurate or fraudulent data. Any such use of our products could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers' promotion of their products and services through our email marketing product may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers' activities, we could be required to pay fines or penalties, redesign business methods or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Our existing general liability insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would increase our operating losses and reduce our net worth and working capital.

We may not be able to successfully halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future.

From time to time, third parties have misappropriated our data through website scraping, robots or other means and aggregated this data on their websites with data from other companies. In addition, "copycat" websites have misappropriated data on our network and attempted to imitate our brand or the functionality of our website. When we have become aware of such websites, we have employed technological or legal measures in an attempt to halt their operations. However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

We are, and may in the future be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

In addition, we may use open source software in our solutions and will use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters that we currently face will have a material adverse effect on our business. However, there can be no assurance that our expectations will prove correct, and even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results or our reputation.

We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

The scope of any intellectual property rights that we have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings.  Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services.  The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products.

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure investors that we would prevail in any such proceeding as the intellectual property status of our current and future competitors' products is uncertain.  Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results.  A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue selling our products without incurring significant additional expense.  In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success. In particular, we must maintain, protect and enhance the "XI United" and "AdBind" brands and our numerous proprietary names we use to market our services. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States. Effective trade secret, copyright, trademark, trade dress, domain name and patent prosecution is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our "XI United" and "Lead Revolution" and other brands. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We have agreed to provide indemnification to our officers and directors.

The Company's Articles of Incorporation provide to our officers and directors indemnification to the full extent provided by law, and provide that, to the extent permitted by Nevada law, an officer or director will not be personally liable for monetary damages to the Company or its shareholders for breach of his or her fiduciary duty as an officer or director, except for liability for certain actions that may not be limited under Nevada law.  These indemnification provisions may limit the ability of members to seek recourse against our officers and directors.  In addition, the Company currently maintains a Directors & Officers Liability Policy with a $3 million liability limit.

RISKS RELATED TO OUR SECURITIES, TAX CONCERNS AND REPORTING REQUIREMENTS

There is a limited market for our common stock.

Only a very limited trading market currently exists for our common stock.  As a result, any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over the stock’s price at any given time.  We cannot assure our shareholders that a market for our stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market, particularly given recent changes in legislation related to shell companies which further restrict the ability of our shareholders to sell their shares in the public market. In February 2008, the Securities and Exchange Commission amended Rule 144, and now holders of shares in any company that was a shell company and subsequently acquired business operations via merger, are subject to a longer holding period before being eligible to sell their shares pursuant to Rule 144.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage Internet-based companies.  Contributing to this volatility are various events that can affect our stock price in a positive or negative manner.  These events include, but are not limited to: governmental regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of purchasers; investors' general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause our stock price to fall.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock. As of March 25, 2013, we had 67,439,298 outstanding shares of common stock, and no additional shares were reserved for issuance.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Pursuant to the terms our Board agreed to at the time of our merger in June 2012, we are committed to register substantially all of our shares of common stock. Assuming we are successful in completing this registration, we will have substantially all of our shares of common stock registered. This increase may have a significant impact on our trading and volatility as the Company will increase its shares eligible to trade from approximately ten percent (10%) of its outstanding shares to substantially all of its shares.

Dilution.

Anticipated capital raised through registered offerings or private placements of common stock will most likely be at prices below the market at which the shares are trading and cause dilution to those who purchase shares in the open market. Options granted in the future may also have exercise prices that are less than the market price and cause additional dilution to those who purchase stock at the market price.

Our reduced stock price may adversely affect our liquidity.

Our common stock has been trading at less than $5.00 per share periodically in the last year.  Certain market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

Our reporting obligations as a public company are costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws which are continuing to increase as provisions of the Sarbanes Oxley Act of 2002 are implemented.  We may not reach sufficient size to justify our public reporting status.  If we were forced to become a private company, then our shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

Our shares are "penny stock".

In general, "penny stock" includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6 million in the last three years.  As "penny stock," our stock therefore is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  Consequently, this rule may adversely affect the ability of broker-dealers to sell our stock, and therefore may adversely affect stockholders' ability to sell the stock in the public market.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTCBB and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company with these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members for our Board of Directors, particularly to serve any committees, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We will be obligated to develop and maintain proper and effective internal controls over financial reporting.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We have identified a material weakness in our internal control over financial reporting which has materially adversely affected our ability to timely and accurately report our results of operations and financial condition. This material weakness has not been fully remediated as of the filing date of this report.

Management has concluded that, as of December 31, 2012, we had a material weakness in our internal control over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have just begun the process of implementing efforts to remediate the identified material weakness. Our efforts are expected to be time consuming and expensive. We cannot give any assurance as to when, if ever, we will complete our efforts to fully remediate this material weakness.

Any failure to effectively implement our remediation plan, or any difficulties we encounter during implementation, could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Our CEO has control over key decision making as a result of his control of a majority of our voting stock.

   Mr. Richarde, one of our founders, our Chairman, and our CEO, owns approximately 66% of the outstanding shares of common stock. As a result, Mr. Richarde has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. In addition, Mr. Richarde has the ability to control the management and major strategic investments of our company as a result of his position as our CEO and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that he owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Richarde owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Richarde is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

We have a single independent director.

The Company has only one independent director and is governed by a Board of Directors consisting of the Company’s CEO, CFO and this single independent director. Shareholder service agencies and rights groups strongly encourage companies to have a majority of independent directors which increases the likelihood of better corporate governance decisions. While the Company intends to actively recruit up to two additional independent directors there is no assurance we will successfully do so.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our shareholders for the foreseeable future.  Shareholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur.  Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board deems relevant.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases 15,811 square feet of office space at 80 East Rio Salado Parkway, Tempe, Arizona, where it is headquartered.  The lease for the Tempe office will expire in December 2018.  The Company is not affiliated with the lessor.

The Company also leases approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina where approximately 25 of its product technology and development employees are located.  The lease for this facility will expire in August 2019.   The lessor is an affiliate of the Company.  See Item 13 for additional details.

The Company subleases, on a month-to-month basis, approximately 2,500 square feet of office space in Salt Lake City, Utah where it employs 5 digital marketing specialists.  The lessor is an affiliate of the Company.  See Item 13 for details.

Management believes that the Company's existing facilities are sufficient for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings as of the date of this Report. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, management currently believes that the final outcome of these matters will not have a material adverse effect on the Company's business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.  MINE SAFETY DISCLOSURES

            Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

The Company's Articles of Incorporation provide that the Company has the authority to issue 560 million shares of capital stock, which are currently divided into two classes as follows: 480 million shares of common stock, par value of $0.0001 per share; and 80 million shares of preferred stock, also with a par value of $0.0001 per share.  As of March 25, 2013, the Company had 67,439,298 shares of common stock outstanding and no shares of preferred stock.

The Common Stock

Voting.  Holders of the common stock are entitled to one vote per share on all matters to be voted on by the Company's shareholders.  The Company's bylaws provide that a majority of the outstanding shares of the corporation entitled to vote constitute a quorum at a meeting of the shareholders.

Dividends.  The Company's Board of Directors, in its sole discretion, may declare and pay dividends on the common stock, payable in cash or other consideration, out of funds legally available, if all dividends due on any preferred stock have been declared and paid.  The Company has not paid any cash dividends on its common stock and does not plan to pay any cash dividends on its common stock for the foreseeable future.

Liquidation, Subdivision, or Combination.  In the event of any liquidation, dissolution or winding up of the Company or upon the distribution of its assets, all assets and funds remaining after payment in full of the Company's debts and liabilities, and after the payment to holders of any then outstanding preferred stock of the full preferential amounts to which they were entitled, would be divided and distributed among holders of the common stock.

Shareholders of Record.  As of March 25, 2013 we had 183 shareholders of record.

Equity Compensation Plans

On August 30, 2012 the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (“Plan”).  Under the Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase shares of the Company’s common stock.  As of March 25, 2013 no options had been granted.

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants, and rights #	Weighted-average exercise price of outstanding options, warrants, and rights $	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	0	n/a	13,000,000
Equity compensation plans not approved by shareholders	0	n/a	0

Total	0	n/a	13,000,000

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

The Company received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007.  The common stock presently trades under the symbol "XBTC".

To date, Xhibit’s stock has been thinly traded.

On March 1, 2012, the Company effectuated a forward split of its issued and outstanding common shares, whereby every old share of common stock was exchanged for eight new shares of the Company’s common stock.  As a result, the issued and outstanding shares of common stock increased from 1,400,028 prior to the split to 11,200,224 following the forward split.  In connection with the stock split the Company also increased the number of its authorized shares of common stock from 60,000,000 shares to 480,000,000 shares and its preferred stock from 10,000,000 to 80,000,000 shares.

The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of the Company’s common stock, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.  The closing price of our common stock on April 11, 2013 was $3.62.

Year ended December 31, 2012	High	Low
First quarter	$6.00	$0.25
Second quarter	3.99	1.00
Third quarter	4.75	2.75
Fourth quarter	5.00	3.67

Year ended December 31, 2011	High	Low
First quarter	$0.03	$0.01
Second quarter	0.04	0.03
Third quarter	0.09	0.02
Fourth quarter	0.25	0.02

Recent Sales Of Unregistered Securities

All unregistered sales of securities during fiscal year 2012 were previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Registrant is not required to provide the disclosure required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

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

Overview

Xhibit Interactive, LLC (“LLC”) was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, LLC entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC doing business as Lead Revolution (“Lead Revolution”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of LLC’s Units.  Concurrent with this transaction, Lead Revolution and Stacked became wholly-owned subsidiaries of LLC. LLC, through its subsidiaries, is an online marketing and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  LLC enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

On January 20, 2012, LLC formed a Bosnia subsidiary domiciled in Bosnia called Xhibit Bosnia d.o.o. (“Bosnian Sub”). The Bosnian Sub had no operations or activities until July 2012 when it hired five software programmers and developers from ABC Internet Media, a company formed and controlled by Dzenis Softic, Xhibit’s Chief Technology Officer, who was serving as a consultant at the time. LLC believes the Bosnian sub provides it with the best opportunity for a more economical solution to have an “in-house” product development team.

On May 24, 2012, LLC acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by Mr. Richarde, our CEO, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of LLC. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into LLC and Bounce ceased to exist.

On June 4, 2012, Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("Xhibit", “Company” or the "Registrant"), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"),  and LLC consummated a merger (the “Merger”) whereby LLC became a wholly owned subsidiary of Xhibit.

Registrant was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN). It had been a shell corporation since inception until the Merger. Immediately prior to the completion of the Merger, the Registrant did not conduct any business operations and had minimal assets and liabilities.

Pursuant to the Merger, the Registrant issued 55,383,452 shares of its common stock to holders of Units of Xhibit at a rate of 1.2641737582 shares of the Registrant's common stock for each Xhibit Unit. Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no warrants or options outstanding. The former members of Xhibit owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

On June 29, 2012, Xhibit formed a new subsidiary, FlyReply Corp. (“FlyReply”) which began development of a product which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.

On September 24, 2012, the Company acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company now refers to as its Twit Yap social media properties. The Company obtained these assets for a total issuance of approximately 700,000 shares of common stock.

Application of Critical Accounting Policies

Explanatory Note

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-K to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and its subsidiaries, FlyReply Corp., a Nevada corporation, and Xhibit Interactive, LLC, a Nevada limited liability company, and Xhibit Interactive's subsidiaries SpyFire Interactive, LLC, Stacked Digital, LLC and Xhibit Bosnia d.o.o.

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

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.  The Company recognizes revenue at the time services are performed and sales are generated on behalf of their customers.  Revenue is presented net of discounts and allowances.  We record and report revenue on gross amounts billed to customers when the following criteria are met, in accordance with ASC 605-45-45:

•	The Company is the primary obligor;
•	The Company has credit risk;
•	The Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers.

Intangible Assets

Intangible assets are recorded at their estimated values at the date of acquisition and are amortized over their estimated useful lives on a straight-line basis.

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

Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

            Our position on unrecognized tax benefits contains uncertainties because it requires management to make assumptions and apply judgment to estimate the exposure associated with our various filing positions. We believe our judgments and estimates are reasonable, but actual results could differ.

Segment Reporting

The Company operates in one segment, internet marketing. All revenues and operations are within the United States.

Results of Operations

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the years ended December 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. The Company generated revenue of $9,772,966 for the year ended December 31, 2012 compared to revenue of $6,351,384 for the year ended December 31, 2011, an increase of $3,421,582 or  approximately 54%.

The substantial increase in revenue came primarily from digital ad campaigns developed for new customers and increased volumes with existing customers.  During the fiscal years ended December 31, 2012 and 2011, the Company had relatively high concentrations of revenue and credit risk as its two largest customers accounted for approximately 48% and 57%, respectively, of its total revenues.

Cost of revenues. Cost of revenues was $4,686,384 for the year ended December 31, 2012 compared to $3,760,553 for the year ended December 31, 2011, an increase of $925,831 or 25%.

Cost of revenues consists primarily of amounts the Company pays to website publishers on its AdBind network (formerly Lead Revolution) and revenue share payments made to various list owners from whom the Company has agreements to utilize their consumer contact information.  Also included in cost of revenues are payments made to email service providers and payroll costs associated with our network and email delivery services.  The substantial increase in cost of revenues was driven by increased sales volume.

Gross profit. Gross profit was $5,086,582 for the year ended December 31, 2012 compared to $2,590,831 for the year ended December 31, 2011, an increase of $2,495,751 or 96%.

The substantial increase in gross profit is the result of additional sales to new customers and expanded sales to existing customers.  Gross profit margin percentage also increased to 52% for the year ended December 31, 2012 compared to 41% for the prior year.  The increase in gross margin percentage was due to a shift in sales to customers yielding higher margins.  For the fiscal year ended December 31, 2012 one customer generated approximately $1.3 million in sales versus $2.9 million for fiscal year 2011.  While this represents a reduction of $1.6 million in total sales, this customer generated nominal margins. Replacing this low margin sales volume with new and existing customers that provided significantly higher margin business resulted in an overall increase in gross profit margins of 11%.

    Sales and marketing expenses. Sales and marketing expenses were $1,061,470 for the year ended December 31, 2012 compared to $388,589 for the year ended December 31, 2011, which represents an increase of $672,881 or 173%. The increase was due primarily to additional payroll cost incurred as the Company increased sales and marketing personnel to expand its sales efforts.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 were $3,787,342 compared to $2,481,846 for the year ended December 31, 2011, an increase of $1,305,496 or 53%.

During 2012 the Company incurred significantly higher general and administrative expenses as it continued the aggressive growth plans it began implementing during the third and fourth quarters of 2011 in support of anticipated increased future sales and operating activities.  Compared with 2011, payroll costs and contract labor increased by $790,861 and $185,460, respectively, business and medical insurance increased by $77,041 and rent expense increased by $239,688 as the Company incurred its first full year of rent on its corporate office facility.  Amortization of intangible assets increased to $155,226 in 2012 from zero in 2011, depreciation expense increased $109,925 over 2011 and professional fees (legal and accounting combined) increased $556,687 as a result of the costs incurred in preparation of the Company’s reverse merger in June 2012 and the ongoing costs related to being a public company. Additionally bad debt expense and travel and entertainment expenses increased $256,780 and $147,880, respectively, over 2011 amounts.  Most of the bad debt expense in 2012 related to a single account which failed to pay our ad agency services for a newsletter in the online education section.  The overall increase in general and administrative expenses was offset by $1,456,568 in stock compensation expense that was incurred in 2011 versus none in 2012.

Research and development expenses.  Research and development expenses for the year ended December 31, 2012 were $576,504 as compared to $49,820 for the year ended December 31, 2011.  This $526,684 or 1,057% increase reflects the Company’s continued focus on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of payroll related expenses for programming and software development related activities.

Operating loss. For the year ended December 31, 2012, the Company incurred an operating loss of $338,734 compared to an operating loss of $329,424 for the year ended December 31, 2011, an increase in loss of $9,310.  While the Company enjoys healthy gross profit margins on the sale of its products and services, it continues to deploy all available capital into new product development and expanding its operating and delivery capacity to provide the infrastructure needed to increase its sales.  The substantial increase in payroll resulting from hiring of numerous new employees was not offset by the increase in revenues.

Liquidity and capital resources. The Company has historically financed its operations through working capital generated from operations. During fiscal year 2011, the Company used working capital generated from operations, existing cash reserves and cash received through sales of equity to fund its operations and capital expenditures. The Company raised $875,000 through the sale of equity in the Fall of 2011.  The Company raised $700,000 in March 2012 through the sale of two notes of which $450,000 was later contracted to equity.

Net cash provided by operating activities totaled $477,221 for the year ended December 31, 2012 and $740,417 for the year ended December 31, 2011. Net cash used in investing activities for the year ended December 31, 2012 was $721,610 and $31,949 for the year ended December 31, 2011.  The majority of the cash used in investing activities during 2012 was for leasehold improvements made to the Company’s new corporate office. The balance of the 2012 expenditures was for computers and related office furniture and equipment.  The majority of the 2011 expenditures were for computers and office related furniture and equipment.  Net cash provided by financing activities for the year ended December 31, 2012 was $366,484.  Included in 2012 financing activities were two notes payable issued totaling $700,000 net of the repayment of a $333,516 note payable to a related party.  Net cash used in financing activities for the year ended December 31, 2011 was $614,024. Included in 2011 financing activities was $875,000 the Company received for the sale of 1,050,000 of its LLC units made in a private placement during 2011 prior to the merger.

At December 31, 2012, cash and cash equivalents amounted to $363,172 compared to $241,077 of cash and cash equivalents at December 31, 2011.

On April 10, 2012, the Company repaid Mr. Richarde in full plus accrued interest for an outstanding loan he made to the Company in the remaining amount of $333,516 on August 9, 2011. The note was originally due December 31, 2011 but had been extended to June 30, 2012.

            Prior to the Merger with NB Manufacturing, Xhibit Interactive advanced $107,851 to Chris Richarde. This was offset against wages due to him in December 2012.

As of April 1, 2013, management believes that the Company's monthly required fixed cash operating expenditures are approximately $560,000. Management estimates it will spend approximately $500,000 on capital expenditures during fiscal year 2013 to complete the build-out and furnish its corporate offices in Tempe, Arizona and acquire the necessary computers and related IT infrastructure to support its growth plans.

    We recently began selling nutraceutical products. Typically, our merchant banks have processed the credit cards used to pay for these products and released the proceeds to us immediately. However, we recently received numerous orders for nutraceutical products to be supplied to Australia. None of our merchant banks were willing to immediately release the cash to us after they processed the credit cards used by our consumers to pay for these nutraceutical products. We have therefore restricted in excess of $500,000 of cash for potential chargebacks and this may result in the failure to meet other obligations on a timely basis, delay research and development or even impact our ability to meet payroll. There is no assurance we will raise this capital and if we fail to raise this capital we may need to make significant layoffs of our employees and delay other plans for expansion.  As the sale of nutraceutical products provides substantially higher margins than the online education market, the Company has diverted much of its marketing into this sector in the first quarter of 2013 creating ongoing needs for financing.  We plan to raise short term capital to fund these sales and are presently seeking up to $1.25 million in one year notes due March 31, 2014 of which we have raised $375,000 as of April 15, 2013.  If equity capital is raised, it may be at a significant dilution to the current stock price and as a new enterprise do not believe we will have the ability to obtain any long term financing or line of credit for these sales and therefore may suffer ongoing dilution if we continue to finance this operation through capital raises.

The Company has a note payable to one of its shareholders in the amount of $250,000 which earns simple interest at 10% and is due and payable in December 31, 2013.

           On April 15, 2013 the Company issued notes payable totaling $375,000 to four of its shareholders. Under the terms of the notes, the interest to be paid is a fixed amount equal to 10% of the principal amounts regardless of payment and are due and payable March 31, 2014.

           Management seeks to raise between $5 and $10 million during 2013 to support its need to rapidly expand its operations and provide the working capital necessary for its nutraceutical consumer products financing and to fund development of its online social media and games. The Board of Directors of the Company constantly reviews acquisition opportunities and will need funding if these are consummated. Finally, as a public company, it will need capital to pay its ongoing legal and accounting expenses required to meet its reporting obligations.

Management believes this capital will be raised via a registered offering or through the private placement of common stock of the company. Either a registered offering or private placement will most likely be at a discount to the market price and dilutive to shareholders. Of course, funding may not be available or on acceptable terms or at all. If the Company is not able to raise additional funds, it will have to curtail operations.

Based on the foregoing assumptions and the commitments for short term notes the Company is presently seeking to raise, management believes cash and cash equivalents on hand at April 16, 2013 will be sufficient to meet our anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations through March 31, 2014.

Contractual Obligations

On November 9, 2011 the Company’s wholly-owned subsidiary Xhibit Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The original lease term ends in December 2018, and the lease has an option to extend for an additional five years.  Furthermore, the lease terms state that the Company was granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements during the current year, which were completed on August 1, 2012.  In accordance with ASC 840-20-25, the Company has recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012, which will continue through the remaining term of the lease agreement.

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), owned by its CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in USD, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019.

The Company also leases an automobile under a non-cancelable lease that expires April 30, 2015.

The Company has entered into agreements with various vendors in the ordinary course of business.  As of December 31, 2012, minimum required payments in future years under these arrangements are $50,547, $36,048 and $19,109 in 2013, 2014 and 2015, respectively.

Off-Balance Sheet Arrangements

During fiscal years ended December 31, 2012 and 2011, the Company had no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United Stated have had a significant impact on the operations of the Company. If current levels of inflations hold steady, management does not believe future operations will be negatively impacted.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Registrant is not required to provide the disclosure required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required accompanying financial statements begin on page F-1 of this document.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURES

On June 4, 2012, the Board of Directors of the Company dismissed Weaver Martin & Samyn, LLC ("WM&S"), the registered independent public accounting firm for the Company, as the Company's independent auditors effective immediately.  The dismissal of WM&S was a result of the Company's acquisition of Interactive as the Company's wholly owned operating subsidiary.

In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 2011 and 2010, and through June 4, 2012, there were no disagreements between the Company and WM&S on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to WM&S's satisfaction, would have caused WM&S to make reference the subject matter of the disagreement in connection with its audit reports on the Company's financial statements.  None of the reportable events set forth in Item 304(a)(1)(iv) or (v) of Regulation S-K occurred during the period in which WM&S served as the Company's independent registered public accounting firm.

The audit reports of WM&S on the Company's financial statements as of and for the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, however, each of the audit reports was modified to note that the significant net losses incurred raised substantial doubt about the Company's ability to continue as a going concern and that the financial statements for each of those fiscal years did not include adjustments that might result from the outcome of those uncertainties.

On June 4, 2012, the Board of Directors of the Company approved the engagement of Farber Hass Hurley LLP ("FHH") to serve as the Company's independent registered public accounting firm for the Company's fiscal year ending December 31, 2012. The decision to change the Company's independent registered public accounting firm was the result of the Board of Directors' determination that it was in the best interests of the Company following the Company's acquisition of Interactive as the Company's wholly owned operating subsidiary, as FHH has been serving as Interactive's auditor.

Prior to June 4, 2012, the date that FHH was retained as the independent registered public accounting firm of the Company:

(1) The Company did not consult FHH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements;

(2) Neither a written report nor oral advice was provided to the Company by FHH that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult FHH regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2012, the Company determined that there were two deficiencies that in combination constituted a material weakness.

●
Segregation of Duties - The Company did not employ a sufficient complement of finance and accounting personnel during 2012 to ensure that there was a proper segregation of incompatible duties related to cash management and financial reporting.  In 2012, the Company had a single accounting professional as an employee with the appropriate combination of education and experience to perform the finance and accounting functions that resulted in the creation of inadequate secondary level of review of key accounting estimates, filings, reports and other documentation to ensure financial information was free of material misstatement or error.  Such a lack of segregation of duties is typical in a Company this size and with limited resources.  Although the Company's CEO and Board of Directors review the financial statements and would more likely than not discover a material error in reporting or a misappropriation of funds, this cannot be assured by the existing system.

●
Lack of a Dedicated Human Resource Function – The Company lacks an appropriately trained and experienced human resources function exposing the Company to additional risk relating to employment laws and practices, additional risk related to the timely replacement of key personnel that could impact the Company's ability to continue operations or to timely meet financial reporting filing obligations.

As a result of these two deficiencies and the material weakness resulting from the combination of these deficiencies, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:

●	Hired additional staff in 2013 to enhance segregation of duties, review and oversight; and

●	Enhanced staff knowledge through continued training and periodic reviews.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine transactions and adjustments for the year ended December 31, 2012.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2012 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a permanent exemption for smaller reporting companies from the internal control audit requirements of Section 404(b)of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In conjunction with the Merger, and effective as of June 4, 2012 (the effective date of the Merger), Derold Kelley resigned from his positions as Chief Executive Officer, Chief Financial Officer, President and sole director of the Registrant.

Effective as of June 4, 2012, Chris Richarde and Michael J. Schifsky were appointed as directors by the resigning sole director.  On March 25, 2013, James D. Staudohar was appointed to the Board.  The Board has not yet established any committees but may do so in the future. At this time, the entire Board is acting as the Registrant’s audit committee, with Mr. Staudohar being an “audit committee financial expert” and an independent director as determined by the Board. Further information about the current Board members may be found below.

Effective as of June 4, 2012, Chris Richarde was appointed as Chief Executive Officer and President of the Registrant and Michael J. Schifsky was appointed as Chief Financial Officer and Treasurer of the Company.  Also effective June 4, 2012, the Board determined that Dzenis Softic, Interactive's CTO should be considered an executive officer of the Registrant.  On January 1, 2013 Mirco Pasqualini was appointed  Chief Creative Officer of Interactive and the Board determined he should be considered an executive officer of the Company.  The Registrant has entered into employment agreements with Mr. Richarde and Mr. Schifsky, and Mr. Softic and Mr. Pasqualini have employment agreements with Xhibit Interactive. Further information about these officers may be found below.

The Company's directors, as named above, will serve until the next annual meeting of the Company's shareholders or until their successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual shareholders meeting.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.  There are no family relationships among our executive officers and directors.

MANAGEMENT

Xhibit's management and directors and their respective ages as of the date of this report are set forth in the table below.  Also provided is a brief description of the experience of each director and officer during the past five years and directorships (if any) held by each director in other companies.

Name	Age	Position Held	Term*
Chris Richarde	29	Chairman, Chief Executive Officer	Annual
Michael J. Schifsky	52	CFO, Director	Annual
James D. Staudohar	75	Director	Annual
Dzenis Softic	33	CTO, Xhibit Interactive, LLC
Mirco Pasqualaini	37	Chief Creative Officer, Xhibit Interactive, LLC
*For directors only

Chris Richarde was the co-founder and has served as the Chief Executive Officer of Xhibit Corp. since June 2012 and of Xhibit Interactive since July 2011.  Mr. Richarde has over 13 years of industry experience in the field of internet marketing.  In 2005, Mr. Richarde founded and from 2005, he has served as CEO of SpyFire Interactive, LLC, a results-based digital marketing and advertising agency.  In April 2010, Mr. Richarde co-founded Stacked Digital, LLC, an online email marketing and lead generation company.  Both SpyFire and Stacked Digital were acquired by Xhibit Interactive in August 2011.  Mr. Richarde brings his perspective and experience as Xhibit Interactive's co-founder and CEO to his service on the Board of Directors. As the founder of all subsidiaries and visionary of the products and services that have been and are being developed, Mr. Richarde serves as a valuable member of the Board to assist with guiding the Company’s focus and direction.

Michael Schifsky has been the Chief Financial Officer of Xhibit Corp. since June 2012 and of Xhibit Interactive since July 2011.  Mr. Schifsky has over 25 years of financial and operational management experience. His background includes executive roles in organizations ranging from large established public companies to small and mid-sized rapid growth enterprises where he gained critical experience in leadership, organizational development, capital formation, mergers and acquisitions, SEC reporting, and corporate governance. Mr. Schifsky played a key role in the early phase of successful acquisition program that propelled Airgas, Inc. from a $200 million company to what is today a highly successful $4.5 billion NYSE traded industrial gas distributor.  From September 2009 to July 2011, Mr. Schifsky served as Chief Financial Officer of Millennium Energy Group, an early stage high tech energy storage solutions provider for the alternative energy and telecom industries.  From April 2008 to August 2009, he served as interim Chief Financial Officer for MD Helicopters, a manufacturer of light and medium duty helicopters.  From December 2006 to April 2008, he served as Chief Financial Officer for Clear Choice Financial, a full service mortgage company.  From April 2004 to December 2006, Mr. Schifsky was an independent consultant providing financial advisory and consulting services to such notable companies as American Express, Apollo Group, Amcor Ltd, and American Skiing Company.  From July 2010 to August 2011, Mr. Schifsky served on the Board of Directors of Big Bear Mining Corp., a U.S. based mineral exploration company.  Mr. Schifsky began his career in the Philadelphia office of Ernst and Young, an international public accounting firm where he earned his CPA.  He holds a B.S. in accountancy from Villanova University.  Mr. Schifsky brings extensive financial and operational management experience to his service on the Board of Directors.

           James D. Staudohar was appointed to Xhibit's Board in March 2013. Since 2003, Mr. Staudohar has served as President of Lakeview Enterprises, LLC, providing business advisory and consulting services to companies throughout the Phoenix metropolitan area. From 2007 to 2009, Mr. Staudohar served as the Chief Financial Officer and as a director of Veritest International Corporation, a startup company that raised approximately $2.8 million dollars for the development of a drug screening device. From 1994 to 2002, Mr. Staudohar served as Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc., a multi-million dollar profitable asset recovery business located in Phoenix, Arizona Prior to 1994, Mr. Staudohar held a number of financial positions, including serving as Vice President and Corporate Controller of Modern Merchandising, Inc. from 1981 until its acquisition by Best Products, Inc. in 1983, when Mr. Staudohar was promoted to Chief Financial Officer and Senior Vice President of Best Products, a $3 billion retail organization, positions he held until 1989. Mr. Staudohar also served from 1973-1981 as Vice President and Controller of B. Dalton Bookseller during a period when the retail chain grew from 66 to 650 stores. In addition to his financial experience, Mr. Staudohar has served on the Board of Directors of Iveda Solutions, Inc. (OTCBB:IVDA) since 2010, and chairs the Audit Committee in addition to serving on the Compensation Committee. Mr. Staudohar previously served on the Board of Directors of Smith & Wesson Holding Corporation, the publicly traded parent company of the gun manufacturer, from 2002 to 2004. He also served as the Chair of Smith & Wesson's Audit Committee and as a member of the Nominating Committee. Mr. Staudohar previously served on the Board of Directors and on multiple committees of the Phoenix Sister Cities Commission, a not for profit company. Mr. Staudohar holds a B.A. from the University of Minnesota. Among other professional experiences, qualifications and skills, Mr. Staudohar’s knowledge and understanding of the capital markets and his in-depth experience in corporate finance and business management will provide valuable assistance to the Company in oversight of financial management, internal controls, and strategic planning.

Dzenis Softic has been Xhibit Interactive's Chief Technology Officer since October 2011 and is responsible for all product and software development efforts for the Company.  Mr. Softic is a successful Internet technology entrepreneur with over 12 years of relevant industry experience.  In 2003 Mr. Softic founded and served as CEO of VoloMP, an email marketing and software company, until he sold the company to Ybrant in 2006.  In 2006, Mr. Softic founded ABC Internet Media, an email marketing and technology company, and served as CEO until 2009 and remains the sole owner as of the date of this filing.  From 2009 to 2010, Mr. Softic was the Chief Technology Officer for JumpOnIt.com, a daily coupon site for the Australian market, where he managed a team of accomplished developers and built a highly successful daily coupon site from the ground up. In November 2010 LivingSocial bought a $5 million controlling equity position in JumpOnIt.com, which made Living Social the largest social shopping player in Australia.  In 2010, Mr. Softic returned to VoloMP as Chief Operating Officer to drive increased market share and profitability, until he joined Xhibit Interactive in 2011.

   Mirco Pasqualini was the Creative Digital Architect of Xhibit Interactive's digital marketing and social influence platforms from October 2011 until January 1, 2013 when he became Chief Creative Officer. Prior to joining Xhibit, from 2010 to 2011, Mr. Pasqualini served as the Interactive Experience and Creative Director for the award winning Mobile & Emerging Platforms Group of R/GA, an international digital advertising agency.  From 2009 to 2010, Mr. Pasqualini served as Creative Director for Arc Worldwide in Turin, Italy designing innovative digital products for globally recognized brands such as Nike, MasterCard, The Wall Street Journal, Fiat and Chrysler. From 2003 to 2008, Mr. Pasqualini was a freelance consultant providing design and implementation services for digital interactive projects to various high profile clients.  During his 13 years of industry experience, Mr. Pasqualini has received numerous industry awards including the Cannes Lions and has been featured in prominent digital communication publications such as Communication Arts magazine and Creative magazine for his pioneering work in redefining the future of the mobile social experience and interactive television on the web.  Mr. Pasqualini received a Certificate of Business Technology from the Instituto Tecnico Commerciale in Venice, Italy where his research and studies concentrated on information technology systems and business management.

Significant Employees

Certain significant employees of Xhibit and its subsidiaries and their respective ages as of the date of this report are set forth in the table below.  Also provided is a brief description of the experience of each significant employee during the past five years.

Name	Age	Position Held
Steven Hubbard	30	Director of Business Development, Xhibit Interactive, LLC
Viet Le	29	President, Xhibit Interactive, LLC
Darin E. Toone	43	VP of Client Development, Xhibit Interactive, LLC

Steven S. Hubbard is one of Xhibit Interactive's co-founders and has served as the Director of Business Development since August 2011.  Prior to joining Xhibit Interactive, from 2007 to 2010, Mr. Hubbard was the Director of Business Development for The Grid Records, a provider of production and publishing services to many of the world's leading entertainment brands, where he established strategic marketing partnerships with major celebrities and athletes.  Also, during his tenure at The Grid Records, in 2008 Mr. Hubbard co-founded The Grid Productions, a music publisher,   where he served as Director of Business until 2011.  At The Grid Productions, Mr. Hubbard successfully assembled a group of investors, secured publishing assets and structured numerous licensing partnerships with major music labels, film studios and television studios.  Mr. Hubbard holds a BS in Business and Communications from Arizona State University. While at Arizona State University, Mr. Hubbard studied marketing, e-commerce, and entrepreneurship.

          Viet D. Le has served as President of Xhibit Interactive since January 2012.  Prior to joining Xhibit Interactive, Mr. Le founded HEYVIET, LLC, an interactive Detroit-based digital boutique agency, and served as its President from 2008 to 2011. Mr. Le utilized his hybrid of strong creative and development skill-sets to build and manage a local team of talent to create websites, apps, motion graphics and rich media for worldwide advertising agencies such as: Doner, MRM Worldwide, Campbell Ewald and Sarkissian Mason. Mr. Le was responsible for creating out-of-the box interactive concepts, managing client expectations, and executing development with the highest level of standards. Prior to founding HEYVIET, Mr. Le held a senior creative position at Doner Advertising from 2006 to 2008 and was responsible for executing the interactive creative process from start to finish. Doner later became a HEYVIET client in 2008.

Darin E. Toone served as COO for Xhibit Interactive from September 2011 until October 2012, when he became VP of Client Development.  Mr. Toone plays an important role in developing client and advertiser relationships for our advertising distribution network.  Prior to joining Xhibit Interactive, Mr. Toone was an internet media entrepreneur cofounding several internet media and product development companies where he began marketing his own products and services online by developing direct response marketing campaigns. From 2004 to 2010 Mr. Toone served as Co-Founder and CEO of Producer Media LLC and Stage 6 Media LLC, companies that provided online business tools for at-home and small business owners.  In 2008, Mr. Toone began developing products and services in the diet and fitness vertical and served as Vice President and Cofounder of OZone Holdings, LLC and WAT Works, LLC. OZone Holdings is an online fitness company known for providing results oriented 20-minute daily workout programs delivered to its online community through OZone's innovative online portal.  WAT Works was the marketing arm for OZone that developed marketing channels for online sales of diet and fitness products.  Mr. Toone holds a BS degree in Behavioral Science and Health from the University of Utah.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.  The Code of Conduct and Ethics is filed as Exhibit 14.1 to our Form 10-K for the period ended December 31, 2012, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers is filed as Exhibit 14.2 to this same report.  The Code of Ethics for Chief Executive Officer and Senior Financial Officers is also available to the public on our website at http://xhibitcorp.com.  Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.

Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during Xhibit's past two fiscal years awarded to, earned by or paid to each of the following individuals by Xhibit or its subsidiaries.  Salary and other compensation for these officers, employees and former officers are set by Xhibit's Board of Directors, except for employee compensation which is set by officers of Xhibit.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option awards ($) (1)	Non- equity incentive plan comp-ensation ($)	Non- qualified deferred comp-ensation earnings ($)	All other comp-ensation ($)		Total ($)
Chris Richarde	2012	291,667						110,551	(1)	402,178
CEO, Xhibit Corp.	2011	131,650						1,400,914	(2)	1,532,564
Michael J. Schifsky	2012	204,000	5,000					10,045	(3)	219,045
CFO, Xhibit Corp.	2011	90,667								90,667
Dzenis Softic	2012	2,400						1,200	(4)	3,600
CTO, Xhibit Interactive	2011			1,318,384						1,318,384
Darin E. Toone	2012	210,000	22,500					10,045	(3)	242,595
VP, Xhibit Interactive	2011	92,500								92,500
Mirco Pasqualini	2012	148,000						2,661	(3)	150,661
CCO, Xhibit Interactive	2011

(1)       $107,850 represents personal expenses that were offset against the amounts advanced by Mr. Richarde to the Company, and $2,661 represents health insurance premiums.
(2)       Represents Mr. Richarde's draw from Xhibit Interactive, LLC.
(3)       Represents health insurance premiums.
(4)       Represents amounts paid for personal lodging.

Employment Agreements

Xhibit has entered into at-will employment agreements with its CEO, Chris Richarde, and its CFO, Michael Schifsky, effective as of June 4, 2012.  Mr. Richarde's base salary is $350,000 annually, and Mr. Schifsky's is $204,000 annually.  Both Mr. Richarde and Mr. Schifsky have no severance arrangements and are eligible for an annual bonus to be established in the future by the Board.

Dzenis Softic serves as Xhibit Interactive’s Chief Technology Officer under an at-will employment agreement with a base salary of $4,800 per year.  In 2011, Mr. Softic was granted 1,582,060 Units in Xhibit Interactive (which became 2,000,000 shares of the Company’s common stock following the merger) as an incentive to receive the nominal salary he is paid and for transfer of certain intellectual property.

Mirco Pasqualini serves as Xhibit Interactive’s Chief Creative Officer under an at-will employment agreement with a base salary of $168,000 per year.

Director Compensation

No compensation was paid for director service in 2012.  Directors also serving as officers do not receive any additional compensation for their service on the Board.  Non-employee directors will receive periodic option grants and per-meeting fee of $1,000 for each person meeting attended and $500 for each telephonic meeting.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 25, 2013 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common stock of the Company, (b) each named executive officer, director and nominee for director of the Company, and (c) all directors and named executive officers of the Company as a group.  As March 25, 2013, the Company had 67,439,298 shares of common stock and no shares of preferred stock outstanding.

Name of Beneficial Owner	Common Shares Owned	Common Stock Options	Percent of Common Shares Owned
Chris Richarde, CEO	44,440,064	-	65.9%
Michael J. Schifsky, CFO	1,214,173	-	1.8%
Dzenis Softic, CTO	2,000,000	-	3.0%
Mirco Pasqualini, CCO		-	%
Directors and Executive Officers as a group	47,654,237	-	70.7%

(1)  Except as otherwise noted, the address for each of these individuals is c/o Xhibit Corp., 80 E. Rio Salado Parkway, Suite 115, Tempe, AZ 85281.
(2)  Percentage ownership is based on 67,439,298 shares of Common Stock outstanding on March 25, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A promissory note in the amount of $333,516 dated as of August 9, 2011 payable to Chris Richarde was paid in full as of April 10, 2012.  Prior to the merger with NB Manufacturing, Xhibit Interactive advanced $107,851 to Chris Richarde.  This was offset against wages due him in December 2012.

The Unit Exchange Agreement by and between Xhibit LLC, Hrizzo, LLC, SpyFire Interactive, LLC, and Stacked Digital, LLC dated August 8, 2011 allocated units to Chris Richarde and Jason Hrissikopoulos based on this respective ownership of the companies acquired by Xhibit LLC. Later, Mr. Hrissikopoulos agreed to take back Hrizzo, LLC and reduce the number of units allocated to him in exchange for the cancellation of a substantial part of the units originally issued to him and cancellation of a promissory note as well. Mr. Richarde was later issued additional units in exchange for the transfer of Social Bounce, LLC to Xhibit Interactive. None of these transfers was reviewed by or subject to a fairness opinion from an independent investment banker or any other party but were instead determined by each of the respective parties. There is no assurance that an independent valuation may not have allocated the units differently. Inherent conflicts of interest may have impacted the determination of how the units were valued.

During the years ended December 31, 2012 and 2011, the Company (or Xhibit Interactive) paid ABC Internet Media, a firm located in Bosnia and owned by Dzenis Softic, Xhibit Interactive’s CTO, $110,665 and $49,860, respectively, for certain software and programming services.  In 2012, Xhibit Interactive formed Xhibit d.o.o., a wholly-owned Bosnian subsidiary and hired all of the programmers previously employed by ABC.  Xhibit Interactive’s Bosnian subsidiary now provides all of the software and programming services previously provided by ABC and no longer pays ABC for any services.

In August 2012, the Company entered into a lease agreement with ABC Internet Media, owned by Dzenis Softic, our CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia & Herzegovina.  During 2012, the Company paid ABC $45,000 in lease payments.

   In December 2012, the Company entered into a Marketing Services Agreement (the “Agreement”) with WAT Works, LLC (“WAT Works”), an entity 50% owned by one of its employees, to assist the Company in developing a proprietary line of consumer products.  During 2012, the Company paid WAT Works $32,560 under the terms of the Agreement.  Included in these payments was $3,100 for reimbursement for office space rent in Salt Lake City, Utah where it has five employees.  The Company can cancel the Agreement and/or the sublease arrangement at any time without penalty.  Also during 2012, the Company paid WAT Works $10,000 for the purchase of an affiliate list.

Xhibit Interactive issued two promissory notes to two of its shareholders, one issued March 27, 2012 in the amount of $500,000 and a second issued May 29, 2012 in the amount of $200,000, each of which earned simple interest of 10% per annum and both of which, as amended, were due and payable December 31, 2012.  On January 11, 2013, the $500,000 note was cancelled.  In exchange for the cancellation, a new note was issued by the Company in the principal amount of $250,000, at 10% annual interest and with a maturity date of December 31, 2013.  Additionally, the note holder was issued 71,429 shares of the Company’s common stock.  On January 14, 2013, the $200,000 note was cancelled in exchange for 57,143 shares of the Company’s common stock.  Both note holders signed a waiver of default for the period between the time the notes matured and the date the new terms were accepted by the Company.

On April 15, 2013, the Company issued notes payable totaling $375,000 to four of its shareholders.  Under the terms of the notes, the interest to be paid is a fixed amount equal to 10% of the principal amounts regardless of prepayment and are due and payable March 31, 2014.

Director Independence

Using the standards of the NYSE MKT, which the Company is not subject to, the Company's Board has determined that Mr. Staudohar qualifies under such standards as an independent director and would also qualify as independent for committee service. The Company did not consider any relationship or transaction between itself and its directors not already disclosed in this report in making this determination.

Indemnification of Directors and Officers

The Company's Articles of Incorporation provides to directors and officers indemnification to the full extent provided by law, and provide that, to the extent permitted by Nevada law, a director will not be personally liable for monetary damages to the Company or its shareholders for breach of his or her fiduciary duty as a director, except for liability for certain actions that may not be limited under Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

   Farber Hass Hurley LLP is Xhibit’s independent registered public accounting firm. We paid Farber Hass Hurley a total of $137,824 and $20,710, respectively for the fiscal years ended December 31, 2012 and 2011 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-K and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

   We paid Weaver & Martin, LLC a total of $7,550 for the fiscal year ended December 31, 2011 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-K and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

   There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2012 and 2011.

Tax Fees

   For the Company’s fiscal year ended December 31, 2012, we paid Farber Hass Hurley, LLP $25,608 for professional services rendered for tax compliance, tax advice and tax planning.

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

       1)    Consolidated Financial Statements:

             Report of Independent Registered Public Accounting Firm

             Balance Sheets at December 31, 2012 and 2011

     Statements of Operations for years ended December 31, 2012 and 2011

     Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011

     Statements of Cash Flows for the years ended December 31, 2012 and 2011

             Notes to Financial Statements

       2)    Financial Statement Schedule:

             We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the related notes.

       3)    Exhibits:

            The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit #	Description
2.1
Merger Agreement dated as of April 23, 2012, by and among NB Manufacturing, Inc., NB Manufacturing Subsidiary, LLC, Xhibit, LLC and a certain director and officer of NB, incorporated by reference to the Form 8-K filed on April 18, 2012

2.2
Amendment to Merger Agreement dated as of May 23, 2012 by and among NB Manufacturing, Inc., NB Manufacturing Subsidiary, LLC, Xhibit LLC, and a certain director and officer of NB, incorporated by reference to the Form 8-K filed on June 7, 2012.

2.3	Articles of Merger, filed with the Nevada Secretary of State on June 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
2.4
Settlement and Release Agreement dated September 24, 2012, by and among the Kevin McCloskey IRA, Cuipo, LLC, Michael Greco, Kevin Maloney, Keith "Seven" Volpone and NB Manufacturing, Inc., incorporated by reference to the Form 8-K filed on September 28, 2012.

3.1	Articles of Incorporation of the Company’s incorporated by reference to the Form 10-SB12G filed on June 8, 2007.
3.2	By-Laws of the Company, incorporated by reference to the Form 10-SB12G filed on June 8, 2007.
4.1	2012 Stock Option Plan dated as of August 30, 2012, incorporated by reference to the Form S-8 filed on September 10, 2012.
10.1	List Management Agreement between SpyFire Interactive LLC and AdCafe LLC dated August 6, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.2	Exclusivity Agreement between SpyFire Interactive LLC and Education Success dba AdCafe dated June 24, 2011, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.3	Insertion Order Standard Terms and Conditions between AdCafe, LLC and SpyFire Interactive dated June 24, 2011, incorporate by reference to the Form 8-K filed on June 7, 2012.
10.4	Unit Exchange Agreement dated August 9, 2011, by and among Xhibit, LLC, Hrizzo, LLC SpyFire Interactive, LLC and Stacked Digital, LLC, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.5	Settlement Agreement among Xhibit, LLC, Xhibit Management Corp. and Jason Hrissikopoulos dated January 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.6	Amendment #1 to Settlement Agreement among Xhibit, LLC, Xhibit Management Corp. and Jason Hrissikopoulos dated January 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.7	Promissory Note of Xhibit LLC payable to Paul Hrissikopoulos dated March 27, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.8	Promissory Note of Xhibit LLC payable to Larry Eiteljorg dated May 29, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.9	Amendment to Promissory Note payable to Paul Hrissikopoulos dated October 25, 2012 and effective September 27, 2012, incorporated by reference to the Form 8-K filed on October 31, 2012.
10.10	Amendment to Promissory Note payable to Larry Eiteljorg dated October 25, 2012 and effective September 30, 2012, incorporated by reference to the Form 8-K filed on October 31, 2012.
10.11	Second Amendment to Promissory Note payable to Paul Hrissikopoulos dated December 4, 2012 and effective November 30, 2012, incorporated by reference to the Form 8-K filed on December 10, 2012.
10.12	Second Amendment to Promissory Note payable to Larry Eiteljorg dated December 5, 2012 and effective November 30, 2012, incorporated by reference to the 8-K filed on December 10, 2012.
10.13	Promissory Note payable to Paul Hrissikopoulos dated January 11, 2013, incorporated by reference to the Form 8-K filed on January 17, 2013.
10.14	Employment Agreement, dated as of October 1, 2011, between Dzenis Softic and Xhibit LLC, filed herewith.
10.15	Amendment to Employment Agreement, dated as of April 24, 2012, among Dzenis Softic, Xhibit LLC and Social Bounce LLC, filed herewith.
10.16	Employment Agreement, dated as of June 4, 2012, between Chris Richarde and NB Manufacturing, Inc., filed herewith.
10.17	Employment Agreement, dated as of June 4, 2012, between Michael J. Schifsky and NB Manufacturing, Inc., filed herewith.
10.18	Employment Agreement, dated as of January 1, 2013, between Mirco Pasqualini and Xhibit Interactive, LLC, filed herewith.
10.19	Marketing Services Agreement effective as of December 1, 2012 by and among Stacked Digital, LLC and WAT Works, LLC, filed herewith.
10.20	Purchase Agreement dated January 21, 2013 between Equinox Nutraceuticals and Stacked Digital, LLC, filed herewith.
14.1	Xhibit Corp Code of Conduct and Ethics, filed herewith.
14.2	Xhibit Corp Code of Ethics for CEO and Senior Financial Officers, filed herewith.
16.1	Letter from Weaver Martin & Samyn, LLC dated June 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
23.1	Consent of Farber Hass Hurley LLP dated May 17, 2012, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, filed herewith.
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Financial Officer
99.1	Certificate of Change filed pursuant to NRS 78.209 for Nevada Profit Corporations filed February 29, 2012, incorporated by reference to the Form 8-K filed on March 28, 2012.
101.INS**       XBRL Instance Document
101.SCH**      XBRL Taxonomy Extension Schema Document
101.CAL**      XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**      XBRL Taxonomy Extension Label Linkbase Document
101.PRE**       XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.
** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Xhibit Corp.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Xhibit Corp. (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xhibit Corp., as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Farber Hass Hurley LLP

Camarillo, California
April 16, 2013

XHIBIT CORP.
CONSOLIDATED BALANCE SHEETS
	As of December 31,
	2012	2011
ASSETS
Current Assets:
Cash	$363,172	$241,077
Accounts receivable, net	699,207	606,203
Prepaid expenses	79,191	197,297
Accounts receivable, related party	-	8,750
Advancements to officers	-	107,851
Total current assets	1,141,570	1,161,178

Other assets:
Security deposit	32,731	32,731
Property and equipment, net	1,429,773	31,036
Intangibles, net	2,752,974

TOTAL ASSETS	$5,357,048	$1,224,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$640,736	$357,890
Accounts payable, related party	-	14,820
Accrued interest, related party	16,164	6,579
Notes payable, related party	700,000	333,516
Deferred lease incentive, current portion	123,203	-
Total current liabilities	1,480,103	712,805

Non-current Liabilities:
Deferred rent liability	236,476	12,759
Deferred lease incentive - non-current portion	616,013	-

TOTAL LIABILITIES	2,332,592	725,564

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 67,310,726 and 66,583,676 issued and outstanding	6,731	6,658
Additional paid in capital	4,296,682	1,377,370
Accumulated deficit	(1,278,957)	(884,647)
Total shareholders' equity	3,024,456	499,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,357,048	$1,224,945

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues	$9,772,966	$6,351,384
Cost of revenues	$4,686,384	3,760,553
Gross profit	5,086,582	2,590,831

Operating expenses:
Sales and marketing	1,061,470	388,589
General and administrative	3,787,342	2,481,846
Research and development	576,504	49,820
Total operating expenses	5,425,316	2,920,255

Loss from operations	(338,734)	(329,424)

Other income (expense):
Interest expense	(56,265)	(6,579)
Other income	689	-

Loss before income taxes	(394,310)	(336,003)
Income taxes	-	-

Net loss	$(394,310)	$(336,003)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	67,001,730	63,616,658

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(394,310)	$(336,003)
Depreciation and amortization	268,649	3,498
Provision for bad debts	244,041	-
Stock-based compensation	-	1,456,568
Expenses paid by shareholder and donated to the company	11,185	-
Tenant improvement allowance	(51,334)	-
Adjustments to reconcile net loss to net cash
provided by operating activities:
Accounts receivable	(337,045)	(398,587)
Prepaid expenses	118,106	(205,028)
Accounts receivable, related party	8,750	(8,750)
Accounts payable and accrued expenses	292,431	358,991
Accounts payable, related party	(14,820)	14,820
Advancement to officers - non-interest bearing	107,851	(107,851)
Deferred rent liability	223,717	12,759
Net cash provided by operating activities	477,221	790,417

Cash flows from investing activities:
Purchases of property and equipment	(721,610)	(31,949)
Net cash (used in) investing activities	(721,610)	(31,949)

Cash flows from financing activities:
Proceeds from notes payable, related party	700,000	333,516
Repayment of note payable, related party	(333,516)	-
Member capital contribution	-	1,180,748
Distributions to member	-	(2,128,288)
Net cash provided by (used in) financing activities	366,484	(614,024)

Net increase in cash	122,095	144,444

Cash, beginning of period	241,077	96,633

Cash, end of period	$363,172	$241,077

Supplemental Disclosure of Non-Cash Financing Activities:
Leasehold improvements paid for with tenant improvement allowance	$790,550	$-
Shares issued for intangible assets acquired	$2,908,200	$-

Cash paid for:
Interest	$45,571	$-
Taxes	$-	$-

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total

Balance at January 1, 2011	63,046,667	$6,305	$(6,305)	$(548,644)	$(548,644)

Contributions to capital	-	-	1,180,748	-	1,180,748
Distributions to shareholder	-	-	(2,128,288)	-	(2,128,288)
Shares Issued for compensation	2,209,627	221	1,456,347	-	1,456,568
Shares issued for cash	1,327,382	132	874,868	-	875,000
Net loss	-	-	-	(336,003)	(336,003)

Balance at December 31, 2011	66,583,676	6,658	1,377,370	(884,647)	499,381

Share issuance for TwitYap transaction	727,050	73	2,908,127	-	2,908,200
Expenses paid by shareholder and donated to company	-	-	11,185	-	11,185
Net loss	-	-	-	(394,310)	(394,310)

Balance at December 31, 2012	67,310,726	$6,731	$4,296,682	$(1,278,957)	$3,024,456

See notes to consolidated financial statements.

XHIBIT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Xhibit Corp. (the “Company”, “Xhibit” or the “Registrant”), f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the state of Nevada as a stipulation in the Final Decree in Bankruptcy of New Bridge Products, Inc.  The creditors of New Bridge Products, Inc. received 8,000,224 shares of Xhibit Corp. and warrants to purchase an additional 48,001,344 shares on September 26, 2002 in final payment of the funds they were owed from New Bridge Products, Inc.  The warrants had various expiration dates which had been extended by the Company to expire on December 31, 2008.  None of the warrants were exercised by December 31, 2008 and therefore have expired.  The original purpose of the Company was to provide manufacturing services related to the business of New Bridge Products, Inc.  Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

On June 4, 2012, the merger (the "Merger") contemplated by the Merger Agreement dated as of April 25, 2012 by and among Xhibit Corp., a Nevada corporation, NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), Xhibit Interactive, LLC, a Nevada limited liability company ("Xhibit Interactive"), f/k/a Xhibit, LLC, and a certain director and officer of the then NB Manufacturing, Inc. (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Xhibit Interactive.

As a result of the Merger and pursuant to the Merger Agreement, Xhibit Interactive became a wholly-owned subsidiary of the Company, and the Company issued 55,383,452 shares of its common stock to holders of Units of Xhibit Interactive at a rate of 1.2641737582 shares of the Company's common stock for each Xhibit Interactive Unit.   Immediately prior to the Merger and following its 8:1 forward stock split (completed effective March 1, 2012), the Company had 11,200,224 shares of common stock outstanding.

Prior to the Merger with Xhibit Interactive, the Company had no operations and since its inception on September 19, 2001 was considered a development stage enterprise.

Immediately following the Merger, the Registrant had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. Also immediately following the Merger, the former members of Xhibit Interactive owned 83.2% of the Registrant's outstanding securities, and the Registrant's shareholders owned 16.8% of the Registrant's outstanding securities.

Xhibit Interactive was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Xhibit Interactive entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Xhibit Interactive’s Units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Xhibit Interactive.  On September 21, 2012, Xhibit Interactive filed with the state of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

On January 20, 2012 Xhibit Interactive formed Xhibit, d.o.o., a wholly-owned Bosnian subsidiary, for the purpose of hiring highly skilled software coders, programmers and developers to provide the Company with high quality and economical in-house product development capabilities.

On May 24, 2012, the Company, through its wholly-owned subsidiary Xhibit Interactive, acquired Social Bounce, LLC (“Bounce”), a social media and online game development company founded on August 2, 2011.  Bounce was acquired to obtain intellectual property for the Company’s online and mobile gaming and social media platforms.  Bounce had nominal assets and no operations prior to May 24, 2012.  Bounce was merged into Xhibit Interactive and Bounce ceased to exist.

On June 29, 2012, the Company formed a new wholly-owned subsidiary, FlyReply Corp., and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.

   On September 24, 2012, the Company acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company now refers to as its Twit Yap social media properties. The Company obtained these assets for a total issuance of 727,050 shares of common stock.

The Company is an online marketing and digital advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with principles generally accepted in the United States of America (GAAP) and include the accounts of Xhibit Corp. and its wholly-owned subsidiaries.  All intercompany accounts have been eliminated in consolidation.

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

Reclassifications

            Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

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

            The accounts receivable from two customers were approximately 67% (55% and 12%) of net accounts receivable as of December 31, 2012.   The accounts receivable from four customers were approximately 76% (29%, 19%, 15% and 13%) of net accounts receivable as of December 31, 2011.

            For the fiscal year ended December 31, 2012, two customers accounted for approximately 49% (35% and 14%) of total revenues.  For the fiscal year ended December 31, 2011, two customers accounted for approximately 57% (46% and 11%) of total revenues.

             No other customers represented greater than 10% of total revenues in the fiscal years ended December 31, 2012 and 2011, or net accounts receivable as of December 31, 2012 and 2011.

Financial Instruments

 The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturities of those instruments.

Cash and Cash Equivalents

 For purposes of the consolidated statement of cash flows, the Company considers all short-term investments with original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at cost, less an allowance for doubtful accounts.  On a period basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts based on history or past write-offs, collections and current credit considerations.  Interest is not accrued on overdue receivables nor is collateral obtained on any amounts due.

Prepaid Expenses

Prepaid expenses represent primarily prepaid rent as of December 31, 2012 and 2011.

Advancement to Officer

         During 2011,  prior to the merger, the Company's subsidiary advanced its Chief Executive Officer $107,851.  In 2012,  the balance due was offset against wages due to the officer.

Property and Equipment

 Property and equipment consist primarily of computers, office furniture and leasehold improvements and are carried at cost, less accumulated depreciation.  Maintenance and repairs are expenses as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computers and office furniture are depreciated over three and five years respectively, and leasehold improvements are amortized over the initial term of the lease.

Intangible Assets

 Intangible assets consist of technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition. For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgement, the effects of obsolecense, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over the following useful lives:

Intangible asset	Useful life
Technology	3
Non-Compete Agreements	2

Impairment of Long-lived Assets

The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At the occurrence of an event or change in circumstances, the Company evaluates the potential impairment of an asset based on the estimated future undiscounted cash flows attributable to such assets.  In the event impairment exists, The Company will measure the amount of such impairment based on the present value of the estimated future cash flows using a discount rate commensurate with the risks involved.  No impairment was recorded for any period presented.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, collections of related receivable is reasonably assured, and the fees are fixed and determinable.  The Company recognizes revenue at the time services are performed and sales are generated on behalf of customers.  Revenue is presented net of discounts and allowances.

We record and report on gross amounts billed to customers when the following criteria are met, in accordance with ASC 605-45-45:

•	The Company is the primary obligor;
•	The Company has credit risk;
•	The Company has reasonable latitude within economic constraints to negotiate prices and terms with its customers

Advertising

Advertising costs are expensed as incurred.  Advertising expenses for the fiscal years ended December 31, 2012 and 2011 were $26,566 and $271,856, respectively.

Research and Development Costs

Research and development expenditures consist primarily of programming and software development related services for developing new web and mobile based products, services and technologies in support of its growth strategies.  Such costs are expensed until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with accounting guidance for software.  Because our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which occurs upon completion of a working model, no costs have been capitalized for either of the periods presented.  Research and development costs for the fiscal years ended December 31, 2012 and 2011 were $567,504 and $49,820, respectively.

Stock-Based Compensation

The Company grants stock for services and recognizes compensation expense based on the value of the shares issued or services rendered, whichever is more readily determinable.

Income Taxes

The Company has filed its income tax returns on a cash basis, and plans to file consolidated income tax returns for the period subsequent to the reverse merger transaction described above. The Company utilizes the asset and liability method of accounting for income taxes.  This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amounts of taxes payable or refundable currently, and the deferred tax assets and liabilities attributable to temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at December 31, 2012 or 2011.

Net Loss per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  As of December 31, 2012 and 2011, the Company had no dilutive shares outstanding.  Accordingly, basic and diluted net loss per share were identical.

Segment Data

The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of assessing performance and making operating decisions.  Accordingly, the Company reports on its business as one segment.

Foreign Currency and Operations

        The reporting currency for all periods is presented in the U.S. dollar.  The functional currency for the Company’s foreign subsidiary is the local currency.  Foreign currency transaction gains and losses are charged to operating expenses as they are not material to the Company’s operations.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment balances as of December 31, 2012 and 2011 were as follows:

	12/31/12	12/31/11
Computers and Office Equipment	$100,316	$30,501
Furniture	104,522	9,327
Software	1,854	-
Leasehold Improvements	1,344,595	-
Total	1,551,287	39,828
Accumulated depreciation	(121,514)	(8,792)
Net	$1,429,773	$31,036

NOTE 3 - INTANGIBLE ASSETS

The long-lived intangible assets (see Note 5) were as follows as of December 31, 2012:

	Cost	Accumulated amortization	Net
Technology	$1,666,399	$-	$1,666,399
Non-Compete Agreements	1,241,801	(155,226)	1,086,575
	$2,908,200	$(155,226)	$2,752,974

Future expected amortization expense for each of the five succeeding years and thereafter is:

Year	Amount
2013	$898,633
2014	1,021,142
2015	555,466
2016	277,733
$2,752,974

NOTE 4 - SHAREHOLDERS’ EQUITY

Preferred stock

 The Company has authorized 80,000,000 shares of preferred stock, par value $0.0001 per share, all of which are undesignated.

Common stock

 The Company has authorized 480,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding

  On February 14, 2012, the Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock with a record date of March 1, 2012.  In connection with the stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and its Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.  The stock split has been retroactively reflected in these financial statements.

On June 4, 2012, pursuant to the Merger Agreement with Xhibit Interactive, the Company issued 55,383,452 shares of its common stock to holders of Units of Xhibit Interactive.

On August 30, 2012 the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (“Plan”).  Under the Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.

On September 24, 2012, pursuant to the Settlement and Release Agreement in conjunction with the Company’s acquisition of certain intellectual property rights related to the TwitYap social media platform, the Company issued 727,050 shares of its common stock; see Note 5 for additional details.

As of December 31, 2012 and 2011, there were no options or warrants outstanding.

NOTE 5 - TWITYAP INTELLECTUAL PROPERTY ACQUISITION

On September 24, 2012, the Company acquired certain intellectual property it intends to incorporate into its social network product line.  The agreements contained various covenants by the sellers, including  certain sellers non-compete agreements.  As consideration for the intellectual property and non-compete agreements, the Company issued 727,050 of its common shares to the sellers.  The shares were valued at the market price of $4 per share on the date of the transaction, for a total value of $2,908,200.  The Company allocated the purchase price as follows:

Technology	$1,666,399
Non-Compete Agreements	1,241,801
Total assets acquired	$2,908,200

The estimated economic life of the technology is three years and amortization will commence once the social network is ready for its intended use.  The non-compete agreements will be amortized over their contractual lives of two years.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES

   On August 9, 2011, the Company’s wholly-owned subsidiary Xhibit Interactive issued a promissory note in the amount of $333,516 to one of its members. The note carried a simple interest rate of 5% per annum and was due and payable on September 30, 2011. The maturity date was extended to June 30, 2012. On April 10, 2012, the Note along with all accrued interest was paid in full.

On March 27, 2012, the Company’s wholly-owned subsidiary Xhibit Interactive issued a promissory note in the amount of $500,000 to one of its members. The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum. On January 11, 2013 the note was cancelled. In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears a 10% annual interest rate and has a maturity date of December 31, 2013. The note holder signed a waiver of default for the period December 31, 2012 to the date the note was cancelled.

On May 29, 2012, the Company’s wholly-owned subsidiary Xhibit Interactive issued a promissory note in the amount of $200,000 to one of its members.  The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum. On January 14, 2013 the note was cancelled.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder.  The note holder signed a waiver of default for the period December 31, 2012 to the date the note was cancelled.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

          On November 9, 2011 the Company’s wholly-owned subsidiary Xhibit Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  Furthermore, the lease terms state that the Company was granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements during the current year, which were completed on August 1, 2012.  Accordingly, the Company has recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012, which will continue through the remaining term of the lease agreement.

          In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), owned by its CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in USD, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019.

          The Company entered into a non-cancelable automobile lease in April 2012 for the rental of a car for an employee.  The lease requires fixed monthly payments and expires in April 2015.  The Company has the option to purchase the vehicle at the end of the lease.

          Future minimum lease payments under non-cancelable leases at December 31, 2012 are as follows:

Year ending December 31,	Amount
2013	$389,059
2014	476,168
2015	494,349
2016	521,721
2017	553,343
Thereafter	647,965
Total	$3,082,605

          Rent expense was $308,188 and $68,500 for the years ended December 31, 2012 and 2011,  respectively.

Purchase Commitments

         The Company has entered into agreements with various vendors in the ordinary course of business. As of December 31, 2012, minimum required payments in future years under these arrangements are $50,347, $36,048 and $19,109 in 2013, 2014 and 2015, respectively.

NOTE 8 - INCOME TAXES

         The Company recorded no income tax expense (benefit) for the years ended December 31, 2012 or 2011. Following is a reconciliation of from the expected amounts of income tax expense (benefit) that would result from applying a combined U.S. federal and state income tax rate of 41% to pretax income (loss) for the years ended December 31, 2012 and 2011:
	2012	2011
Expected income tax (benefit)	$(162,917)	$(137,761)
Nondeductible stock-based compensation expense	-	597,193
Losses taxed directly to shareholders/members	(52,963)	(319,313)
Permanent differences	81,485	(140,119)
Change in valuation allowance	134,395	-
Income tax expense (benefit)	$-	$-

          As of December 31, 2012, the Company recorded a valuation allowance equal to 100 percent of its net deferred income tax assets, due to uncertainty about its ability to realize these benefits in the future.

           Deferred tax liabilities (assets) as of December 31, 2012 and 2011 are comprised as follows:

	2012	2011
Accounts receivable	$286,451	$249,141
Accounts payable and accrued expenses	(207,430)	(95,596)
Accrued management fees	-	(145,739)
Deferred rent liability	(96,879)	-
Depreciation	129,853	11,374
NOL carryforwards	(275,961)	(9,454)
Other	29,571	(9,726)
Total deferred tax liabilities (assets)	(134,395)	-
Less valuation allowance	134,395	-
Net deferred tax liabilities (assets)	$-	$-

           The Company includes interest and penalties related to the underpayment of income taxes, if any, in the provision for income taxes. As of December 31, 2012, the Company has accumulated net operating loss carryforwards for federal and state purposes of approximately $700,000 and $400,000 respectively, which will expire in 2033. The Company’s income tax returns remain subject to examination for the years 2011 and 2012 for federal and state purposes.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012 and 2011, the Company issued notes payable to three of its shareholders.  See Note 6 for further details.

During the years ended December 31, 2012 and 2011, the Company paid ABC, a firm located in Bosnia and owned by its CTO, $122,575 and $49,820, respectively, for certain software and programming services.  In 2012, Xhibit Interactive formed Xhibit d.o.o., a wholly-owned Bosnian subsidiary and hired all of the programmers previously employed by ABC.  Xhibit Interactive's Bosnian subsidiary now provides all of the software and programming services previously provided by ABC and no longer pays ABC for any services.

In August 2012, the Company entered into a lease agreement with ABC, owned by its CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in USD, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019.  During 2012, the Company paid ABC $45,000 in lease payments.

           In December 2012, the Company entered into a Marketing Services Agreement (the “Agreement”) with WAT Works, LLC (“WAT Works”), an entity 50% owned by one of its employees, to assist the Company in developing a proprietary line of consumer products.  During 2012, the Company paid WAT Works $32,560 under the terms of the Agreement.  Included in these payments was $3,100 for reimbursement for rent for office space for five employees in Salt Lake City.  The Company can cancel the Agreement and/or the sublease arrangement at any time without penalty.  Also during 2012, the Company paid WAT Works $10,000 for the purchase of an Affiliate List.

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

On January 11, 2013 the Company cancelled its $500,000 note payable due one of its shareholders.  In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears a 10% annual interest rate and has a maturity date of December 31, 2013.

On January 14, 2013 the Company cancelled its $200,000 note payable due one of its shareholders.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder.

Both note holders signed waivers of default for the period between the time the notes matured, December 31, 2012, and the date the notes were cancelled.

In January 2013, the Company began marketing and selling a line of nutraceutical products aimed primarily at the dietary supplement markets in the United States, South Africa and Australia.

            On April 15, 2013 the Company issued notes payable totaling $375,000 to four of its shareholders.  Under the terms of the notes, the interest to be paid is a fixed amount equal to 10% of the principal amounts regardless of payment and are due and payable March 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2013.

XHIBIT CORP. (Registrant)
By:	/s/ Chris Richarde
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael J. Schifsky
Michael J. Schifsky
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 16, 2013.

/s/ Chris Richarde
Chris Richarde, Chairman
/s/ Michael J. Schifsky
Michael J. Schifsky, Director
/s/ James D. Staudohar
James D. Staudohar, Director