Form 10-Q
period 2013-03-31
Xhibit Corp.
filed 2013-05-20
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-52678

XHIBIT CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(Address of principal executive offices)

(602) 281-3554
 (Registrant’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 20, 2013 the Company had 111,879,298 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Current Assets:
Cash	$80,244	$363,172
Accounts receivable, net	1,355,429	699,207
Prepaid expenses	2,083	79,191
Total current assets	1,437,756	1,141,570

Other assets:
Security deposit	32,731	32,731
Property and equipment, net	1,456,795	1,429,773
Intangibles, net	2,597,748	2,752,974

TOTAL ASSETS	$5,525,030	$5,357,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,549,038	$640,736
Accounts payable, related party	19,141	-
Accrued interest, related parties	1,498	16,164
Notes payable, related parties	340,000	700,000
Deferred revenue	188,138	-
Deferred lease incentive - current portion	123,203	123,203
Total current liabilities	2,221,018	1,480,103

Non-current Liabilities:
Deferred rent liability	247,622	236,476
Deferred lease incentive - non-current portion	585,212	616,013

Total liabilities	3,053,852	2,332,592

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 67,439,298 and 67,310,726 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,744	6,731
Additional paid in capital	4,813,100	4,296,682
Accumulated deficit	(2,348,666)	(1,278,957)
Total shareholders' equity	2,471,178	3,024,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,525,030	$5,357,048

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2013 AND 2012
(unaudited)

	Three-month Period
	Ended March 31,
	2013	2012
Revenues:
Internet marketing revenues	$1,502,279	$2,119,508
Net revenues from nutraceutical sales	2,256,845	-
Net revenues	3,759,124	2,119,508
Cost of revenues:	2,626,349	1,379,825
Gross profit	1,132,775	739,683

Operating expenses:
Sales and marketing	508,753	253,478
General and administrative	1,347,539	625,092
Research and development	271,566	87,326
Total operating expenses	2,127,858	965,896

Loss from operations	(995,083)	(226,213)

Other income (expense):
Interest expense	(8,195)	(4,561)
Loss on debt conversion	(66,431)	-

Net loss	$(1,069,709)	$(230,774)

Net loss per common share:
Basic and Diluted	$(0.02)	$0.00

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	67,422,314	66,583,676

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED MARCH 31, 2013 AND 2012
 (unaudited)

	Three-month Period
	Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,069,709)	$(230,774)
Depreciation and amortization	225,012	5,539
Expenses paid by shareholder and donated to the company	-	5,130
Tenant improvement allowance	(30,801)	-
Loss on debt conversion	66,431	-

Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Accounts receivable	(656,222)	(38,360)
Prepaid expenses	77,108	68,555
Accounts receivable, related party	-	600
Accounts payable and accrued expenses	893,636	66,582
Accounts payable, related party	19,141	(14,820)
Deferred revenue	188,138	-
Deferred rent liability	11,146	19,137
Net cash (used in) operating activities	(276,120)	(118,411)

Cash flows from investing activities:
Purchases of property and equipment	(96,808)	(53,103)
Net cash (used in) investing activities	(96,808)	(53,103)

Cash flows from financing activities:
Proceeds from note payable to related party	100,000	500,000
Repayment of note payable to related party	(10,000)	-
Net cash provided by financing activities	90,000	500,000

Net increase (decrease) in cash	(282,928)	328,486

Cash, beginning of period	363,172	241,077

Cash, end of period	$80,244	$569,563

Supplemental Disclosure of Non-Cash Financing Activities:

Shares issued for payment of promissory notes	$450,000	$-

Cash paid for:
Interest	$21,875	-
Taxes	$24,208	$-

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

    The Company is an online marketing and digital advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.  The Company also markets and sells nutraceutical products online.

Summary of Accounting Basis of Presentation

    The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2012, filed on Form 10-K on April 16, 2013.

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

    Accounts receivable consist of $850,687 of trade receivables and $504,742 of merchant bank receivables at March 31, 2013. Accounts receivables consist of only trade receivables at December 31, 2012.

Revenue Recognition

    The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, delivery has occurred, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.  Revenue is classified as either nutraceutical sales or internet marking revenue.

    Net revenue from nutraceutical sales
    Under ASC 605-15, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability which represents products that have shipped, but have not yet been received by the customers at the end of a given period. The Company’s sales term allow customers certain limited rights of return for a period of 30-days. The Company recorded a reserve for returns of $32,000 at March 31, 2013.

    Internet marketing revenue
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

    The trade accounts receivable from three customers were approximately 68% (31%, 20% and 17%) of total trade accounts receivable as of March 31, 2013.   The accounts receivable from two customers were approximately 67% (55% and 12%) of total accounts receivable as of December 31, 2012.

    Three and two customers in the three months ended March 31, 2013 and 2012, respectively, represented approximately 50% (23%, 16%, and 11%) and 64% (36% and 28%), respectively, of net revenues for those periods.

    At March 31, 2013 the Company had a receivable balance of $500,131 due from a single merchant bank for credit card payments made by our customers for certain nutraceutical products.  This amount represents approximately 37% of the Company’s total net accounts receivable balance as of March 31, 2013.

    No other customers represented greater than 10% of net revenues in the three months ended March 31, 2013 and 2012, or total trade accounts receivable at March 31, 2013 and December 31, 2012.

Inventories

    The Company does not hold any product inventory balance. The Company’s nutraceutical product is contract manufactured, packaged and stored by a third-party outsourced fulfillment center. Finished product is invoiced to the Company at the time of direct shipment to the customer.

Intangible Assets

    Intangible assets consist of technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition. For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolesce, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over the following useful lives:

Intangible asset	Useful life
Technology	3
Non-Compete Agreements	2

Segment Information

In January 2013, the Company began operating in two reportable segments: Internet Marketing and Consumer Products.

The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

The following table presents information by segment:

	For the three months ended March 31, 2013

	Internet	Consumer
	Marketing	Products	Corporate	Consolidated
Revenues	$1,502,279	2,256,845	-	3,759,124
Cost of revenues	185,289	2,441,060	-	2,626,349
Gross profit	1,316,990	(184,215)	-	1,132,775
Selling, general and administrative	269,459	279,544	1,578,855	2,127,858
Segment operating income (loss) profit	1,047,531	(463,759)	(1,578,855)	(995,083)
Interest and other expense	987	-	73,639	74,626
Net income (loss)	$1,046,544	(463,759)	(1,652,494)	(1,069,709)

Income Taxes

The Company files its income tax returns on a cash basis, and plans to file consolidated income tax returns for the period subsequent to the reverse merger transaction described above. The Company utilizes the asset and liability method of accounting for income taxes. This method requires that the current or deferred tax consequences of all events recognized in the financial statements be measured by applying the provisions of enacted tax laws to determine the amounts of taxes payable or refundable currently, and the deferred tax assets and liabilities attributable to temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at March 31, 2013 or December 31, 2012.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment balances as of March 31, 2013 and December 31, 2012 were as follows:

	3/31/13	12/31/12
Computers and Office Equipment	$107,335	$100,316
Furniture	182,782	104,522
Software	13,383	1,854
Leasehold Improvements	1,344,594	1,344,595
	1,648,094	1,551,287
Accumulated depreciation	(191,299)	(121,514)
Total	$1,456,795	$1,429,773

NOTE 3 - INTANGIBLE ASSETS

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

    The long-lived intangible assets were as follows as of March 31, 2013:

	Cost	Accumulated amortization	Net
Technology	$1,666,399	$-	$1,666,399
Non-Compete Agreements	1,241,801	(310,452)	931,349
	$2,908,200	$(310,452)	$2,597,748

    Future expected amortization expense for each of the five succeeding years and thereafter is:

Year	Amount
2013	$743,407
2014	1,021,142
2015	555,466
2016	277,733
$2,597,748

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

    On September 24, 2012, pursuant to the Settlement and Release Agreement in conjunction with the Company’s acquisition of certain intellectual property rights related to its social media platform, the Company issued 727,050 shares of its common stock.

    On January 11, 2013 the Company cancelled its $500,000 note payable due one of its shareholders.  In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears a 10% annual interest rate and has a maturity date of December 31, 2013. As a result, the Company recorded a loss on the conversion of debt in the amount of $32,145.

    On January 14, 2013 the Company cancelled its $200,000 note payable due one of its shareholders.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder. As a result, the Company recorded a loss on the conversion of debt in the amount of $34,286.

    As of March 31, 2013, there were no options or warrants outstanding.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

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

    On March 28, 2013, the Company issued a promissory note in the amount of $100,000 to one of its shareholders. The note bears interest at a simple rate of 10% per annum and is due and payable on March 28, 2014.

NOTE 6 - FAIR VALUE MEASUREMENTS

    The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturities of those instruments.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

    In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), owned by its Chief Technology Officer, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in USD, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019.

    The Company entered into a non-cancelable automobile lease in April 2012 for a car for an employee.  The lease requires fixed monthly payments of $1,063 and expires in April 2015.  The Company has the option to purchase the vehicle at the end of the lease.

Future minimum lease payments as of March 31, 2013 for the next five years and thereafter are as follows:

Year ending December 31,	Amount
2013	$339,257
2014	476,168
2015	494,349
2016	521,721
2017	553,343
Thereafter	647,965
Total	$3,032,803

Rent expense totaled $71,800 and $98,321 for the periods ended March 31, 2013 and 2012, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 the Company paid ABC Internet Media, an entity owned by our CTO, 40,500 Bosnian Marks equaling approximately $27,000 in lease payments for office space in Banja Luka, Bosnia-Herzegovina.

During the three months ended March 31, 2013 the Company paid WAT Works, LLC, an entity 50% owned by one of our employees, $66,413 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement.

NOTE 9 - SUBSEQUENT EVENTS

On April 15, 2013 the Company issued notes payable totaling $375,000 to four of its shareholders.  Under the terms of the notes, the interest to be paid is a fixed amount equal to 10% of the principal amounts regardless of payment and the notes are due and payable March 31, 2014.

 On April 30, 2013 the Company issued notes payable totaling $210,000 to two of its shareholders.  Under the terms of the notes, the interest to be paid is a fixed amount equal to 10% of the principal amounts regardless of payment and the notes are due and payable March 31, 2014.

On May 13, 2013 the Company’s Board of Directors authorized the grant of non-qualified stock options to certain of its employees to purchase 1,910,000 of its common shares under the Plan.  The options were granted with an exercise price of $4.02 which is equal to the closing price of the common stock on the grant date and vest ratably on the anniversary date over a two year period.

On May 16, 2013 the Company issued 44,440,000 of its shares of common stock to acquire a 100% interest in SHC Parent Corp., the holding company for the operating subsidiary of "SkyMall".  Subsequent to the issuance of these shares, the Company had 111,879,298 shares of its common stock issued and outstanding. Based on the closing price of the common stock on the date of the acquisition SkyMall was valued at approximately $180 million. Also effective as of May 16, 2013 Kevin Weiss replaced Chris Richarde as CEO and Mr. Richarde is now President and Chairman of the Board.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2012. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

    The trade accounts receivable from three customers were approximately 68% (31%, 20% and 17%) of total trade accounts receivable as of March 31, 2013.   The accounts receivable from two customers were approximately 67% (55% and 12%) of total accounts receivable as of December 31, 2012.

    Three and two customers in the three months ended March 31, 2013 and 2012, respectively, represented approximately 50% (23%, 16% and 11%) and 64% (36% and 28%), respectively, of net revenues for those periods.

    At March 31, 2013 the Company had a receivable balance of $500,131 due from a single merchant bank for credit card payments made by our customers for certain nutraceutical products.  This amount represents approximately 37% of the Company’s total net accounts receivable balance as of March 31, 2013.

    No other customer represented greater than 10% of net revenues in the three months ended March 31, 2013 and 2012, or total trade accounts receivable at March 31, 2013 and December 31, 2012.

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

    Accounts receivable consist of $850,687 of trade receivables and $504,742 of merchant bank receivables at March 31, 2013. Accounts receivables consist of only trade receivables at December 31, 2012.

    Revenue Recognition

    The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, delivery has occurred, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.  Revenue is classified as either nutraceutical sales or internet marking revenue.

    Net revenue from nutraceutical sales
    Under ASC 605-15, product sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for sale, delivery has occurred and, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability which represents products that have shipped, but have not yet been received by the customers at the end of a given period. The Company’s sales term allow customers certain limited rights of return for a period of 30-days. The Company recorded a reserve for returns of $32,000 at March 31, 2013.

    Internet marketing revenue
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

    Segment Reporting

    In January 2013, the Company began operating in two reportable segments: Internet Marketing and Consumer Products.

    The Company manages its working capital on a consolidated basis and does not allocate long-lived assets to segments. Pursuant to accounting standards for “Disclosures about Segments of an Enterprise and Related Information,” total segment assets have not been disclosed.

    The following table presents information by segment:

	For the three months ended March 31, 2013

	Internet	Consumer
	Marketing	Products	Corporate	Consolidated
Revenues	$1,502,279	2,256,845	-	3,759,124
Cost of revenues	185,289	2,441,060	-	2,626,349
Gross profit	1,316,990	(184,215)	-	1,132,775
Selling, general and administrative	269,459	279,544	1,578,855	2,127,858
Segment operating income (loss) profit	1,047,531	(463,759)	(1,578,855)	(995,083)
Interest and other expense	987	-	73,639	74,626
Net income (loss)	$1,046,544	(463,759)	(1,652,494)	(1,069,709)

Results of Operations (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

    Revenues.  The Company generated revenue of $3.8 million for the three months ended March 31, 2013 compared to revenue of $2.1 million for the three months ended March 31, 2012, an increase of $1.7 million or approximately 77%.

    The $1.7 million increase in revenue from the prior year quarter is the result of approximate $2.2 million in new revenues generated from the sale of nutraceutical products beginning during the first quarter of 2013. This increase was partially offset by a $.8 million reduction in sales generated by a single large customer, AdCafe, during the three months ended March 31, 2012 and from which the Company had no sales during the current year quarter.

    During the three months ended March 31, 2013, the Company had a high concentration of revenue and credit risk as its 3 largest customers accounted for approximately 50% of its total revenues.  These three customers accounted for 23%, 16% and 11%, respectively, of its total first quarter revenues in 2013.

    Cost of revenues.  Cost of revenues was $2.6 million for the three months ended March 31, 2013 compared to $1.4 million for the three months ended March 31, 2012, an increase of $1.2 million or approximately 90%.

    Cost of revenues consists primarily of amounts the Company pays to website publishers, fulfillment costs associated with the delivery of our nutraceutical products and revenue share payments made to various list owners from whom the Company has agreements to utilize their consumer contact information.  Also included in cost of revenues are payments made to email service providers and payroll costs associated with our network and email delivery services.

    The overall $1.2 million increase in cost of revenues was largely driven by the overall increase in revenues over the prior year quarter particularly as a result of the nutraceutical sales generated in the first quarter of 2013.

    Gross profit.  Gross profit for the quarter ended March 31, 2013 was $1.1 million compared to $.7 million for the quarter ended March 31, 2012. Gross profit margin percentage was 30% for the quarter ended March 31, 2013 versus 35% for the quarter ended March 31, 2012.  The approximate 53% increase in gross profit was the result of the 77% overall increase in revenues in the current quarter over the prior year quarter as a result of sales of nutraceutical products.

    Sales and marketing expenses.  Sales and marketing expenses were $.5 million for the three months ended March 31, 2013 compared to $.25 million for the three months ended March 31, 2012, an increase of $.25 million or 101%.  This increase was due almost entirely to increased payroll costs incurred as the Company expanded its sales and marketing efforts to support future growth plans and nutraceutical sales.

    General and administrative expenses.  General and administrative expenses were $1.3 million for the three months ended March 31, 2013 compared to $.6 million for the three months ended March 31, 2012. The $.7 million or 116% increase is the result of a number of factors including: $.2 million increase in depreciation and amortization, $.2 million increase in legal, accounting fees and professional fees, $.1 million in salaries and wages and $.1 million increase in contract labor These increases were due to the greater number of employees in management and professional fees related to the Company's Form 10-K and potential acquisitions.

    Research and development expenses.  Research and development expenses were $.3 million for the three months ended March 31, 2013 compared to $.1 million for the three months ended March 31, 2012.  This $.2 million or 211% increase reflects the Company’s continued focus on developing new web and mobile based products, services and technologies in support of its aggressive growth strategies.  These expenditures consist primarily of programming and software development related services incurred by our development group in Bosnia.

    Loss from operations.  The Company had an operating loss of $.9 million for the quarter ended March 31, 2013 as compared to an operating loss of $.2 million for the quarter ended March 31, 2012, an increase in loss of $.7 million.  While the Company experienced an 77% increase in revenues and an 53% increase in gross profits, these gains were offset by increased operating costs as the Company expanded its infrastructure and product offerings to support its aggressive future growth plans.

Liquidity and Capital Resources

    At March 31, 2013, cash  totaled $80,244 compared to $363,172 of cash at December 31, 2012. As of May 20, 2013, the Company has reserves of over $1 million recorded as accounts receivable that it has been required by its merchant banks to hold as these credit card payments came primarily from customers who are overseas and purchasing nutraceutical products. During the first quarter of 2013, the Company was required to begin holding 10% of all credit card payments related to sales of nutraceutical products.

    Net cash used in operating activities during the three months ended March 31, 2013, and for the three months ended March 31, 2012 was $.2 million and $.1 million. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

    As of May 15, 2013, management believes that the Company's monthly required fixed cash operating expenditures are approximately $575,000.  Additionally, we anticipate spending approximately $300,000 in additional capital expenditures during the remainder of fiscal year 2013 to complete the build-out of and furnish our corporate offices in Tempe, Arizona and acquire the necessary computers and related IT infrastructure to support our growth plans.

    Due to the substantial delay in obtaining access to its reserves for its growing nutraceutical sales, the Company needed to raise short term capital to fund working capital and in April 2013 raised $585,000 through one year notes which pay interest at 10% on the principal amount regardless of when they are repaid and are due in April 2014.

    The acquisition of SHC Parent Corp., the holding company for the SkyMall (collectively “SkyMall”) operating subsidiaries, through the issuance of 44,440,000 shares of the Company's common stock, has given the Company the ability to finance the working capital requirements of this newly acquired subsidiary through a credit facility of approximately $7.65 million from JP Morgan of which approximately $4.75 million is presently outstanding. The loan is due and payable in full on June 30, 2014 and bears interest at LIBOR plus 3.5%.

    While there is no assurance that management can negotiate better terms for payment on its merchant banking facilities, the Company believes that the acquisition of SkyMall will give Xhibit better terms with its merchant banks and allow access to its reserves and potentially decrease the required reserves providing it with a quicker return of capital on the sale of its nutraceutical products.

    Management intends to seek to raise additional capital to support its need to expand rapidly its operations and provide the working capital necessary to do so and to fund various initiatives it plans to pursue in its SkyMall operations and the development of its online social media and games. The Company now has substantial indebtedness due in mid-2014 and is reviewing various alternatives to meet this obligation. The Board of Directors of the Company is also reviewing several strategic acquisitions and will need funding for these acquisitions if it determines to proceed with them. Finally, as a public company, it will need capital to pay its ongoing legal and accounting expenses required to meet its reporting obligations.

    Management believes this capital will be raised through the private placement of common stock. This private placement will most likely be at a discount to the market price and dilutive to shareholders. Of course, funding may not be available or on acceptable terms or at all. If the Company is not able to raise additional funds, it will have to curtail operations.

    Based on the foregoing assumptions, management believes cash and cash equivalents on hand at May 15, 2013 will not be sufficient to meet our anticipated cash requirements for operations, fund our growth plans and repay debt obligations through the end of 2013. As a result, the Company will need to raise additional capital, either through the issuance of additional notes payable or the sale of its shares, to fund its working capital requirements and planned investment activities for 2013.  No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

Off-Balance Sheet Items

    We had no off-balance sheet items as of March 31, 2013.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As a “smaller reporting company”, we are not required to provide this information.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that due to the Company's small size and limited resources it lacks adequate segregation of duties and current training in SEC disclosures and as a result, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  However, management has reviewed the financial statements contained in this report and believes they fairly present, in all material respects, the financial condition and results of the Company.

Changes in Internal Controls

    There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 1A – RISK FACTORS

There have been no material changes to the risk factors contained in the Form 10-K filed on April 16, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2013.

XHIBIT CORP. (Registrant)

By:	/s/ Michael J. Schifsky
Michael J. Schifsky
Chief Financial Officer
(Principal Financial and Accounting Officer)