Form 10-Q
period 2013-06-30
Xhibit Corp.
filed 2013-08-19
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-52678

XHIBIT CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(Address of principal executive offices)

(602) 281-3554
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 16, 2013 the Company had 112,279,298 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

XHIBIT CORP. CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$1,726,667	$363,172
Accounts receivable, net	5,863,235	699,207
Inventories	13,718,835	-
Prepaid expenses	1,821,565	79,191
Total current assets	23,130,302	1,141,570

Other assets:
Security deposit	35,231	32,731
Property and equipment, net	6,976,047	1,429,773
Intangibles, net	44,644,562	2,752,974
Other	301,586	-

TOTAL ASSETS	$75,087,728	$5,357,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,467,703	$640,736
Accrued interest, related parties	-	16,164
Customer deposits	16,071,392	-
Revolving line of credit	7,650,000	-
Notes payable, related parties	1,245,000	700,000
Deferred revenue	77,390	-
Deferred lease incentive - current portion	123,203	123,203
Total current liabilities	48,634,688	1,480,103

Non-current liabilities:
Deferred rent liability	258,768	236,476
Deferred lease incentive - non-current portion	554,411	616,013

Total liabilities	49,447,867	2,332,592

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 112,279,298 and 67,310,726 issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	11,228	6,731
Additional paid-in capital	32,315,213	4,296,682
Accumulated deficit	(6,686,580)	(1,278,957)
Total shareholders' equity	25,639,861	3,024,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$75,087,728	$5,357,048
	-	-

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012 (unaudited)

	Three-month Period
	Ended June 30,
	2013	2012
Revenues:
Internet marketing revenues	$1,580,984	$2,389,725
Net revenues from nutraceutical sales	4,604,091	-
Net merchandise sales	6,091,367	-
Placement fees	1,691,636	-
Gift cards and other	2,563,663	-
Net revenues	16,531,741	2,389,725
Cost of revenues:	11,595,440	1,455,511
Gross profit	4,936,301	934,214

Operating expenses:
Catalog expenses	759,363	-
Sales and marketing	2,202,738	234,783
Customer service and fulfillment	314,241	-
General and administrative	5,612,510	923,539
Research and development	357,242	102,499
Total operating expenses	9,246,094	1,260,821

Loss from operations	(4,309,793)	(326,607)

Other income (expense):
Interest expense	(32,901)	(15,107)
Other income	4,781	-

Net loss	$(4,337,913)	$(341,714)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.01)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	90,608,624	66,583,676

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012 (unaudited)

	Six-month Period
	Ended June 30,
	2013	2012
Revenues:
Internet marketing revenues	$3,083,263	$4,509,233
Net revenues from nutraceutical sales	6,860,936	-
Net merchandise sales	6,091,367	-
Placement fees	1,691,636	-
Gift cards and other	2,563,663	-
Net revenues	20,290,865	4,509,233
Cost of revenues:	14,221,789	2,835,336
Gross profit	6,069,076	1,673,897

Operating expenses:
Catalog expenses	759,363	-
Sales and marketing	2,711,491	488,261
Customer service and fulfillment	314,241	-
General and administrative	6,960,049	1,494,417
Research and development	628,808	189,825
Total operating expenses	11,373,952	2,172,503

Loss from operations	(5,304,876)	(498,606)

Other income (expense):
Interest expense	(41,096)	(19,668)
Other income	4,781	-
Loss on debt conversion	(66,431)	-

Net loss	$(5,407,622)	$(518,274)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.01)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	79,456,896	66,583,676

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED JUNE 30, 2013 AND 2012 (unaudited)

	Six-month Period Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,407,622)	$(518,274)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	894,533	10,890
Non-cash compensation	2,030,501	-
Expenses paid by shareholder and donated to the company	-	11,185
Tenant improvement allowance	(61,602)	-
Loss on debt conversion	66,431	-
Bad debt expense	58,119	-
Changes in operating assets and liabilities:
Accounts receivable	(1,328,968)	52,779
Accounts receivable, related party	-	8,750
Inventory	3,667,011	-
Prepaid expenses	(97,714)	95,605
Other assets	(80,543)	-
Accounts payable and accrued expenses	2,638,845	283,546
Accounts payable, related party	-	34,526
Deferred revenue	77,390	-
Deferred rent liability	22,292	38,277
Customer deposits	(8,865,320)	-
Net cash (used in) provided by operating activities	(6,386,647)	17,284

Cash flows from investing activities:
Cash acquired in acquisition	4,369,535	-
Purchases of property and equipment	(514,393)	(564,131)
Net cash provided by (used in) investing activities	3,855,142	(564,131)

Cash flows from financing activities:
Borrowings on bank line of credit	2,900,000	-
Proceeds from note payable to related party	1,035,000	700,000
Repayment of note payable to related party	(40,000)	(333,516)
Net cash provided by financing activities	3,895,000	366,484

Net increase (decrease) in cash	1,363,495	(180,363)

Cash, beginning of period	363,172	241,077

Cash, end of period	$1,726,667	$60,714

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with note conversion	$450,000	$-
Issuance of common stock in connection with merger	$25,500,000	$-
Construction in progress paid for with tenant improvement allowance	$-	$790,550

Cash paid for:
Interest	$27,625	$-
Taxes	$24,208	$-

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

Xhibit Corp. (the “Company”, “Xhibit” or the “Registrant”), f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the State of Nevada.  The original purpose of the Company was to provide manufacturing services.  Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

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

On December 1, 2012, we entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  We also hired five employees (including a 50% equity holder in WAT Works) at salaries ranging from $7,500 to $11,000 per month plus a bonus pool of five percent (5%) of EBITDA generated by these five at will employees in the consumer nutraceutical products industry.  Our agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  We agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development.  This Marketing Services Agreement is exclusive but terminable at will at any time and is on a month to month basis. During the first six months of 2013, a majority of Xhibit Interactive's revenues have been generated by these five employees from the sales of a weight loss product, colon cleanser and green coffee supplement.  Sales have been made in the United States, Australia and South Africa. During the second quarter ended June 30, 2013, the Company discontinued all sales of nutraceutical products but is continuing to conduct internet marketing and advertising campaigns for customers which sell their own nutraceutical products.

On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders. Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit. SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall, LLC, a Delaware limited liability company (“SkyMall, LLC”), and SkyMall Ventures, LLC, a Delaware limited liability company (“Ventures,” and, with SHC, Interests and SkyMall, LLC, the “SkyMall Companies” or "SkyMall"). The former shareholders of SHC became shareholders of Xhibit, receiving 44,440,000 shares of Xhibit common stock as part of the SkyMall Merger.

Xhibit, through its subsidiaries other than SkyMall Companies, is an online marketing and digital advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.  As of June 30, 2013, the marketing and sale of nutraceutical products online represented a significant portion of the business of Xhibit.

The SkyMall Companies operate (i) SkyMall, a multi-channel, direct marketer offering a wide array of merchandise from numerous direct marketers and manufacturers through the SkyMall catalog and website, SkyMall.com; and (ii) SkyMall Ventures, a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.

    SkyMall’s loyalty business provides turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands such as Marriott Rewards, Caesar’s Entertainment (formerly Harrah’s Casinos) and Capital One. SkyMall’s proprietary technology system allows SkyMall to precisely manage merchandise procurement across a vast network of vendors to ensure that the most current products are available for loyalty program members. In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment and customer service. For example, some sites features the ability to include: (i) mixed payment options (the ability to combine points and dollars); (ii) multiple currencies and languages; and (iii) auctions.

    SkyMall’s loyalty merchandising solutions are co-branded or private-labeled and offer a full suite of services, including development of marketing plans and strategies, product assortment selection and sourcing, website design, development and hosting, customer service support and reporting and analysis. Most of the Company's consolidated revenues now come from the SkyMall Companies.

Basis of Presentation and Principles of Consolidation

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

The consolidated financial statements include the accounts of Xhibit and its wholly-owned subsidiaries which include the accounts and transactions of SHC Parent Corp. and its subsidiaries from the May 16, 2013 merger date.  All material intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America have been recorded.  All such adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

Going Concern and Management Plans

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses from operations for the six months ended June 30, 2013, has used approximately $6.4 million in cash from operations through this current six month period, and has a working capital deficit of approximately $25.5 million at June 30, 2013. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

    A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional debt and/or equity financing.
•	The Company intends to more fully integrate the operations of Xhibit and SkyMall to gain better efficiencies.
•	The Company plans to aggressively seek new and additional sales opportunities.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Xhibit Corp. and all of its subsidiaries.  All significant intercompany accounts have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are recorded at the gross sales price of products sold to customers on trade credit terms.  The Company estimates the allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts, historical trends and an assessment of the customer’s ability to pay.  The adequacy of the allowance is evaluated each month as part of the month-end closing activities and all customer accounts are reviewed.  Established guidelines as well as professional judgment are used in establishing the allowance.  Receivables that prove to be uncollectible after prescribed collection efforts have been exhausted are written-off by a charge to the allowance for doubtful accounts.  Recoveries of receivables previously written off are recorded when received.  Interest is not charged on overdue receivables, nor is collateral obtained on any amounts due.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, no significant Company obligations remain, delivery has occurred, collection of the related receivable is reasonably assured, and the fees are fixed or determinable.

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price.  If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis.

Revenue from merchandise sales:
The Company recognizes revenue from merchandise sales when acting as a principal upon shipment of product to customers by participating merchants, net of estimated returns and allowance.  Catalog, mail and internet merchandise sales are reported on a net basis. Variable margin revenue is recognized as merchandise sales at the time a customer places an order and is based on a percentage of the merchandise sales price.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of income.

Revenue from gift card sales:
The Company has a gift card program which provides fulfillment of gift cards for large loyalty programs that offer gift card reward options in their program.  The Company recognizes revenue from gift card sales when acting as a principal upon shipment of product to customers, net of estimated returns and allowance.  Under certain of its partner agreements, the Company earns a margin that is charged in addition to the cost of the gift card.  For these sales, the Company records gift card revenue for only the amount of the margin.

Revenue from placement fees:
Placement fees include amounts paid to the Company by participating merchants for inclusion of their products in the Company's catalogs.  Placement fees can be either fixed or a combination of variable and fixed arrangements depending on the agreement the Company has with the participating merchant.  Fixed placement fee revenue is recognized on a straight-line basis over the circulation period of the catalog, which is generally three months. Placement fees billed in advance of distribution of the related catalog are recorded as a contra receivable account.

Revenue from nutraceutical sales:
Revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability equal to five days which represents products that have shipped, but have not yet been received by the customers at the end of a given period. The Company’s sales terms allow customers certain limited rights of return for a period of 30-days. The Company recorded a reserve for returns of $89,473 at June 30, 2013.

Internet marketing revenue:
The Company recognizes revenue at the time services are performed and sales are generated on behalf of their customers.  Revenue is presented on a gross basis, net of discounts and allowances.

Shipping and handling costs

Amounts billed to customers related to shipping and handling costs ($821,127 and zero for the six months ended June 30, 2013 and 2012, respectively) are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Inventory

The Company supplies and fulfills retail gift cards to third party loyalty programs that make the Company’s retail gift cards available to their members upon redemption of accumulated loyalty points or miles.  The Company maintains a gift card inventory and assumes all risks associated with the inventory.

Paper inventory consists principally of paper held for future catalog editions, and is stated at lower of cost or market.  Cost is determined using the first-in, first-out method.  There is no paper inventory on hand that management believes to be obsolete or slow-moving.

Catalog expenses

Catalog production costs include expenses related to printing paper, and production of the SkyMall in-flight catalog and various loyalty program catalogs the Company produces.  The Company expenses catalog production costs over the circulation period of the catalog, which is generally three months.

Advertising

The Company expenses advertising costs when such costs are incurred.

Stock-based Compensation

The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 12 for further information and required disclosures related to stock-based compensation.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable.   All cash balances are maintained in two financial institutions that have been determined by management to maintain a high credit rating.  From time to time, the Company’s cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  As part of its cash management process, the Company performs periodic evaluations of these financial institutions.  Regarding trade accounts receivable, the Company minimizes its credit risk by performing credit evaluations of its customers and /or limiting the amount of credit extended.  Accounts receivable balances are carried net of any allowances for doubtful accounts.

Intangible Assets

Intangible assets consist primarily of the “SkyMall”  tradename, the SkyMall loyalty program, merchant relationships, customer relationships, purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition. For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolescence, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no impairment charges for intangible assets for the six months ended June 30, 2013 and 2012.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs an annual impairment assessment, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole.

Business Combination

The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date. The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations. The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

Income Taxes

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

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at June 30, 2013 or December 31, 2012.

Reclassification

  Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/12
Trade receivables	$10,863,370	$699,207
Merchant bank receivables	296,381	-
Placement fees billed in advance of distribution	(4,354,111)	-
Allowance for doubtful accounts	(942,405)	-
	$5,863,235	$699,207

The Company had outstanding balances in accounts receivable from two customers representing 51% of trade receivables at June 30, 2013.  Revenues from these two customers represented 36% and 29%  of total revenues for the three and six month periods ended June 30, 2013, respectively.  No other customers represented greater than 10% of net revenues in the three and six months ended June 30, 2013 or total trade receivables at June 30, 2013.

During the three and six month periods ended June 30, 2012 the Company had two customers in each period that represented approximately 66% (37% and 29%) and 60% (31% and 29%) of revenues for the respective periods.  At December 31, 2012 trade receivables from two customers represented approximately 67% (55% and 12%) of the total trade receivable balance.  No other customers represented greater than 10% of net revenues for the three and six month period ended June 30, 2012 or total trade accounts receivable at December 31, 2012.

NOTE 4 - INVENTORIES

Inventories consist of the following as of June 30, 2013:

Gift cards	$13,549,971
Prepaid gift cards	10,082
Paper and other	158,782
$13,718,835

Prior to its merger with SkyMall, the Company carried no inventory.  The Company does not hold any nutraceutical product inventory.  Nutraceutical products are contract manufactured, packaged and stored by third parties. Finished product is invoiced to the Company at the time of direct shipment, by the third-party fulfillment center, to the customer.  Prepaid gift cards consist of gift cards which have been paid for but not yet received by the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/12
Computers, office equipment and software	$5,297,614	$102,170
Furniture, fixtures and other	402,658	104,522
Buildings and improvements	4,946,924	-
Leasehold improvements	1,422,851	1,344,595
	12,070,047	1,551,287
Less accumulated depreciation	(5,944,980)	(121,514)
Construction in progress	850,980	-
	$6,976,047	$1,429,773

Depreciation expense was $106,490 and $5,351 for the three month periods ended June 30, 2013 and 2012, respectively and was $176,276 and $10,890 for the six month periods ended June 30, 2013 and 2012, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2013 and December 31, 2012:

		6/30/13	12/31/12
Amortizing intangible assets:
Loyalty partner relationshpis	8 years	$14,170,000	$-
Merchant relationships	5 years	4,620,000	-
Technology	3 years	1,666,399	1,666,399
Non-compete agreements	2 years	1,461,801	1,241,801
Internally developed software	4 years	550,000	-
Customer database	4 years	220,000	-
		22,688,200	2,908,200
Accumulated amortization		(836,365)	(155,226)
		21,851,835	2,752,947
SkyMall tradename		7,170,000	-
Goodwill		15,622,727	-
		44,644,562	2,752,974

On September 24, 2012, the Company acquired certain intellectual property it intends to incorporate into its social network product.  The agreements contained various covenants by the sellers, including with respect to certain sellers, non-compete agreements.  As consideration for the intellectual property and non-compete agreements, the Company issued 727,050 of its common shares to the sellers with a deemed value of $2,908,200.   Amortization of the technology asset will commence once the social network is ready for its intended use.

Amortization expense was $563,031 and $718,257 for the three and six month periods ended June 30, 2013, respectively.  No amortization expense was recorded for the three and six month periods ended June 30, 2012.

Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

Year	Amount
2013	$1,948,192
2014	4,018,892
2015	3,463,841
2016	3,249,350
2017	2,758,271
Thereafter	6,413,289
$21,851,835

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

On March 27, 2012, the Company’s wholly-owned subsidiary Xhibit Interactive issued a promissory note in the amount of $500,000 to one of its members. The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum. On January 11, 2013 the note was cancelled. In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears  interest at a 10% annual rate and has a maturity date of December 31, 2013. The note holder signed a waiver of default for the period December 31, 2012 to the date the note was cancelled.  Through June 30, 2013, the Company has made principal payments totaling $40,000. At June 30, 2013 the remaining outstanding balance due on the note is $210,000.

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

On April 15, 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $375,000 to four of its shareholders. The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on March 31, 2014.

On April 30, 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $210,000 to two of its shareholders. The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on March 31, 2014.

On May 29, 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 to two of its shareholders. The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on May 31, 2014.

NOTE 8 – REVOLVING LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. that refinanced an existing line of credit (the “Bank Line”).  The Bank Line expires on June 30, 2014 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries. In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by Innovative Brands, LLC, an affiliate of and controlled by Jahm Najafi, a member of the Company's Board of Directors. At June 30, 2013, there was $7,650,000 outstanding under the Bank Line.

NOTE 9 - SHAREHOLDERS’ EQUITY

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

On May 16, 2013, pursuant to the SkyMall Merger Agreement with SHC, the Company issued 44,440,000 shares of its common stock to shareholders of SHC.  In addition, the Company issued 400,000 shares of its common stock on July 9, 2013 to an individual with a value of $1,600,000 (based upon the quoted trading price of $4.00 per share) as consideration for consulting services provided to the Company in connection with the SkyMall Merger.

NOTE 10 - FAIR VALUE MEASUREMENTS

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturities of those instruments.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On November 9, 2011 the Company’s wholly-owned subsidiary Xhibit Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company has recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012, which will continue through the remaining term of the lease agreement.

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

The Company has entered into a lease for land on which SkyMall’s offices are located.  The Company has negotiated a renewal of its land lease in which the renewal term extends through 2015 for the entire leased property and through 2035 for the portion of the land currently used by the Company.  The Company receives rents through a sublease on a portion of the leased land.

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

Year	Amount
2013	$312,471
2014	641,198
2015	656,751
2016	583,250
2017	604,854
Thereafter	1,575,162
$4,373,686

NOTE 12 - STOCK-BASED COMPENSATION

On August 30, 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (“Plan”). Under the Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock. On May 13, 2013, the Company’s Board of Directors authorized the grant of non-qualified stock options to certain of its employees and contractors to purchase 1,910,000 of its common shares under the Plan. A total of 1,895,000 options were granted with an exercise price of $4.02, which is equal to the closing price of the common stock on the grant date, and a contractual term of ten years. The options vest and become exercisable ratably over a two year period on each anniversary of the grant date. At June 30, 2013, there were 11,105,000 options available for future grants under the Plan.

In order to estimate the fair value of stock options on the date of grant, the Company applied the Black-Scholes-Merton option valuation model. Inherent in the model are certain highly subjective assumptions related to the expected term of the options, the expected volatility of the Company’s stock price, expected dividends, and a risk-free interest rate. The fair value of the stock options granted was estimated to be $2.27, based upon the following assumptions:

Expected term	5.75 years
Expected stock price volatility	62.55%
Dividends	None
Risk free interest rate	1.30%

These assumptions were determined based upon the following considerations:

•
The Company has no historical stock option experience that would serve as a basis to estimate expected term and the stock options granted have the “plain-vanilla” characteristics described in SEC Staff Accounting Bulletin No. 107 (SAB 107). Therefore, the simplified method described in SAB 107, which uses an average of the options’ contractual term and their weighted average vesting periods, has been used to calculate an estimated expected term.

•
The Company has a limited trading history for its common stock. Therefore, expected stock price volatility has been estimated based upon the historical stock price volatility of another public company that operates in its industry, using daily price observations over a period equivalent to the expected term of the Company’s stock options. This peer company is similar to the Company, but it is larger in size and has been publicly-traded for a longer period. Thus, it is anticipated that the historical period used to observe the peer company’s volatility will reasonably correspond with the Company’s life cycle stage during the expected term of the options.

•	As the Company has paid no dividends, and has no present plans to pay dividends in the future, no dividends were assumed for purposes of the fair value estimate.

•	The risk-free rate is based on the implied yield of 7-year U.S. Treasury notes as of the grant date, as this period would reasonably coincide with the expected term.

Stock-based compensation expense is recorded over the service/vesting period based on the estimated value of the options that are ultimately expected to vest. An initial estimated forfeiture rate of 3% has been assumed for this calculation, and stock-based compensation expense will be adjusted as necessary in subsequent periods to reflect actual forfeiture activity.

For the three month period ended June 30, 2013, the Company recorded $406,597 of stock-based compensation expense within the consolidated statement of operations, as follows:

Sales and marketing expenses	$272,495
General and administrative expenses	26,820
Research and development expenses	107,282
$406,597

No stock-based compensation expense was recorded for any period prior to April 1, 2013.

The estimated unrecognized compensation cost related to non-vested stock option awards of $3,695,025 is expected to be recorded over the remaining weighted average vesting period of 1.36 years.

Stock option activity for the six month period ended June 30, 2013 was as follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	-
Granted	1,895,000	$4.02
Forfeited	(5,000)	$4.02
Exercised	-
Outstanding at end of period	1,890,000	$4.02

Remaining contractual life	9.87 years
Options exercisable at end of period	-

The estimated number of options outstanding as of June 30, 2013 and expected to vest was 1,810,578 and their aggregate intrinsic value was calculated as $706,125.  This aggregate value is based on the positive difference between the closing price of $4.41 for the Company’s stock on June 30, 2013 and the exercise price of the options, assuming the option holders had been able to exercise as of that date.

NOTE 13 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all their employees with at least 6 months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.

The Company made no matching contributions to the Plan during the six month period ended June 30, 2013.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2013, the Company paid ABC Internet Media, an entity owned by the Company’s Chief Technology Officer, approximately $27,000 and $54,000, respectively in lease payments for office space in Banja Luka, Bosnia-Herzegovina.

During the six months ended June 30, 2013 the Company paid WAT Works, LLC, an entity 50% owned by one of our employees, $108,704 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement.

On May 10, 2013, SkyMall, LLC ("SkyMall"), a wholly owned subsidiary of SHC Parent Corp. ("SHC"), which is a wholly-owned subsidiary of the Company, entered into a $7.65 million credit agreement (collectively, the "Credit Facility") with JPMorgan Chase Bank, N.A. (the "Lender").  In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by Innovative Brands, LLC ("Innovative Brands"), an affiliate of and controlled by Jahm Najafi, a member of the Company's Board of Directors.

NOTE 15 – BUSINESS COMBINATION

On May 16, 2013, the Company completed its acquisition of SHC Parent Corp.  The Company exchanged 44,440,000 of its shares of common stock for 100% of the outstanding shares of common stock of SHC Parent Corp.  While the market valuation of the acquisition was $227,618,670 or 44,440,000 shares at a price of $4.00 per share plus assumption of liabilities totaling $49,858,670, the independent valuation firm retained by Xhibit preliminarily valued the 44,440,000 shares at a price of approximately $0.5738 per share.  With the assumption of liabilities, the total purchase price was $75,358,670 as of May 16, 2013. As required by the terms of the acquisition, Chris Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who also joined the Board.

The preliminary purchase price allocation, which was based on a qualified independent valuation as of the merger date, is as follows:

Cash	$4,369,535
Accounts receivable	3,893,179
Inventories	17,385,846
Property and equipment	5,267,121
Amortizing intangible assets	19,780,000
SkyMall tradename	7,170,000
Goodwill	15,622,726
Other assets	1,870,263
Liabilities assumed	(49,858,670)
$25,500,000

The Company expects to finalize the purchase price allocation during the third quarter of 2013.

The following is the unaudited proforma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the six-month periods ended June 30, 2013 and 2012.

	6/30/13	6/30/12

Proforma revenues	$48,832,059	$45,638,240
Proforma net loss	(9,146,273)	(5,736,428)
Proforma net loss per share (basic and diluted)	(0.08)	(0.05)

NOTE 16 – SEGMENT INFORMATION

In January 2013, the Company began operating in two reportable segments: Internet Marketing and Nutraceutical Products. Effective May 16, 2013, upon consummation of the merger with SHC Parent Corp. and its subsidiaries, referred to collectively as the “SkyMall Companies”, the Company began operating a third reportable segment, SkyMall Products. Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments. As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments. Further, the Company manages its working capital on a consolidated basis and does not allocate long-lived assets to the segments. Accordingly, total assets by segment have not been disclosed.

The following table presents information by segment for the six and three months ended June 30, 2013:

For the six months ended June 30, 2013

	Internet	Nutraceutical
	Marketing	Products	SkyMall	Corporate	Consolidated
Revenues	$3,083,263	$6,860,936	$10,346,666	$-	$20,290,865
Cost of revenues	1,107,327	6,528,360	6,586,102	-	14,221,789
Gross profit	1,975,936	332,576	3,760,564	-	6,069,076
Research and development	-	-	-	628,808	628,808
Selling, general and administrative	904,995	809,587	4,739,668	4,290,894	10,745,144
Segment operating income (loss)	1,070,941	(477,011)	(979,104)	(4,919,702)	(5,304,876)
Interest and other expense	2,629	-	8,595	91,522	102,746
Net income (loss)	$1,068,312	$(465,579)	$(987,699)	$(5,011,224)	$(5,407,622)

For the three months ended June 30, 2013

	Internet	Nutraceutical
	Marketing	Products	SkyMall	Corporate	Consolidated
Revenues	$1,580,984	$4,604,091	$10,346,666	$-	$16,531,741
Cost of revenues	922,038	4,087,300	6,586,102	-	11,595,440
Gross profit	658,946	516,791	3,760,564	-	4,936,301
Research and development	-	-	-	357,242	357,242
Selling, general and administrative	287,658	530,043	4,739,668	3,331,483	8,888,852
Segment operating income (loss)	371,288	(13,252)	(979,104)	(3,688,725)	(4,309,793)
Interest and other expense	1,642	-	8,595	17,883	28,120
Net income (loss)	$369,646	$(13,252)	$(987,699)	$(3,706,608)	$(4,337,913)

	June 30,
Property and equipment, net	2013	2012

SkyMall	$5,516,189	$-
Internet marketing	52,587	-
Nutraceutical products	5,502	-
Corporate	1,401,769	1,374,827
	$6,976,047	$1,374,827

	Six Months Ended
	June 30,
Additions to property and equipment	2013	2012

SkyMall	$309,276	$-
Internet marketing	24,576	-
Nutraceutical products	6,568	-
Corporate	173,973	564,131
	$514,393	$564,131

NOTE 17 - SUBSEQUENT EVENT

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries. On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde. Pursuant to the Release Agreement, Mr. Richarde has agreed to sell 25 million of his shares to two individuals (a director and a shareholder of Xhibit) and cancel 4,440,064 of his shares. Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde will retain 15 million shares of the Company’s common stock.

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

On May 24, 2012, LLC acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by LLC’s former President, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of LLC. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into LLC and Bounce ceased to exist.

On June 4, 2012, Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("Xhibit", the “Company” or the "Registrant"), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"),  and LLC consummated a merger (the “Merger”) whereby LLC became a wholly owned subsidiary of Xhibit.

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

     On December 1, 2012, we entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  We also hired five employees (including a 50% equity holder in WAT Works) at salaries ranging from $7,500 to $11,000 per month plus a bonus pool of five percent (5%) of EBITDA generated by these five at will employees in the consumer nutraceutical products industry.  Our agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  We agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development.  This Marketing Services Agreement is exclusive but terminable at will at any time and is on a month to month basis. During the first six months of 2013, a majority of Xhibit Interactive's revenues have been generated by these five employees from the sales of a weight loss product, colon cleanser and green coffee supplement.  Sales have been made in the United States, Australia and South Africa. During the second quarter ended June 30, 2013, the Company discontinued all sales of nutraceutical products but is continuing to conduct internet marketing and advertising campaigns for customers which sell their own nutraceutical products.

                 On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders. Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit. SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall, LLC, a Delaware limited liability company (“SkyMall, LLC”), and SkyMall Ventures, LLC, a Delaware limited liability company (“Ventures,” and, collectively with SHC, Interests and SkyMall, LLC, the “SkyMall Companies” or "SkyMall"). The former shareholders of SHC became shareholders of Xhibit, receiving 44,440,000 shares of Xhibit common stock as part of the SkyMall Merger.

The Company, through its subsidiaries other than the SkyMall Companies, is an online marketing and digital advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks. The Company also markets and sells nutraceutical products online.

The SkyMall Companies operate (i) SkyMall, a multi-channel, direct marketer offering a wide array of merchandise from numerous direct marketers and manufacturers through the SkyMall catalog and website, SkyMall.com; and (ii) SkyMall Ventures, a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the country.

SkyMall’s loyalty business provides turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands such as Marriott Rewards, Caesar’s Entertainment (formerly Harrah’s Casinos) and Capital One. SkyMall’s proprietary technology system allows SkyMall to precisely manage merchandise procurement across a vast network of vendors to ensure that the most current products are available for loyalty program members. In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment and customer service. For example, some sites feature the ability to include: (i) mixed payment options (the ability to combine points and dollars); (ii) multiple currencies and languages; and (iii) auctions.

SkyMall’s loyalty merchandising solutions are co-branded or private-labeled and offer a full suite of services, including development of marketing plans and strategies, product assortment selection and sourcing, website design, development and hosting, customer service support and reporting and analysis. Most of the Company's consolidated revenues now come from the SkyMall Companies.

Explanatory Note

            Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and its subsidiaries, the SkyMall Companies, FlyReply Corp., a Nevada corporation, and Xhibit Interactive, LLC, a Nevada limited liability company, and Xhibit Interactive's subsidiaries SpyFire Interactive, LLC, Stacked Digital, LLC and Xhibit Bosnia d.o.o.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Xhibit Corp. and all of its subsidiaries.  All significant intercompany accounts have been eliminated in consolidation.

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

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded at the gross sales price.  If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis.

Revenue from merchandise sales:
The Company recognizes revenue from merchandise sales when acting as a principal upon shipment of product to customers by participating merchants, net of estimated returns and allowance.  Catalog, mail and internet merchandise sales are reported on a net basis. Variable margin revenue is recognized as merchandise sales at the time a customer places an order and is based on a percentage of the merchandise sales price.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of income.

Revenue from gift card sales:
The Company has a gift card program which provides fulfillment of gift cards for large loyalty programs that offer gift card reward options in their program.  The Company recognizes revenue from gift card sales when acting as a principal upon shipment of product to customers, net of estimated returns and allowance.  Under certain of its partner agreements, the Company earns a margin that is charged in addition to the cost of the gift card.  For these sales, the Company records gift card revenue for only the amount of the margin.

Revenue from placement fees:
Placement fees include amounts paid to the Company by participating merchants for inclusion of their products in the Company's catalogs.  Placement fees can be either fixed or a combination of variable and fixed arrangements depending on the agreement the Company has with the participating merchant.  Fixed placement fee revenue is recognized on a straight-line basis over the circulation period of the catalog, which is generally three months. Placement fees billed in advance of distribution of the related catalog are recorded as a contra receivable account.

Revenue from nutraceutical sales:
Revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability which represents products that have shipped, but have not yet been received by the customers at the end of a given period. The Company’s sales terms allow customers certain limited rights of return for a period of 30-days. The Company recorded a reserve for returns of $89,473 at June 30, 2013.

Internet marketing revenue:
The Company recognizes revenue at the time services are performed and sales are generated on behalf of their customers.  Revenue is presented on a gross basis, net of discounts and allowances.

Shipping and handling costs

Amounts billed to customers related to shipping and handling costs are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Advertising

The Company expenses advertising costs when such costs are incurred.

Stock-based Compensation

The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 12 to the financial statements for further information and required disclosures related to stock-based compensation.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable.   All cash balances are maintained in two financial institutions that have been determined by management to maintain a high credit rating.  From time to time, the Company’s cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  As part of its cash management process, the Company performs periodic evaluations of these financial institutions.  Regarding trade accounts receivable, the Company minimizes its credit risk by performing credit evaluations of its customers and /or limiting the amount of credit extended.  Accounts receivable balances are carried net of any allowances for doubtful accounts.

Intangible Assets

Intangible assets consist primarily of the “SkyMall” tradename, the SkyMall loyalty program, merchant relationships, customer relationships purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition. For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolesce, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. There were no impairment charges for intangible assets for the six months ended June 30, 2013 and 2012.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs an annual impairment assessment, or whenever events or circumstances indicate impairment may have occurred. The Company operates under one reporting unit, and as a result, evaluates goodwill impairment based on the fair value of the Company as a whole.

Business Combination

The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date. The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Measurement period adjustments are applied retrospectively. All other adjustments are recorded to the consolidated statements of operations. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations. The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach. The Company had no material uncertain tax positions at June 30, 2013 or December 31, 2012.

Segment Reporting

In January 2013, the Company began operating in two reportable segments: Internet Marketing and Nutraceutical Products. Effective May 16, 2013, upon consummation of the merger with SHC Parent Corp. and its subsidiaries, referred to collectively as the “SkyMall Companies”, the Company began operating a third reportable segment, SkyMall Products. Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments. As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments. Further, the Company manages its working capital on a consolidated basis and does not allocate long-lived assets to the segments. Accordingly, total assets by segment have not been disclosed.

The following table presents information by segment for the six and three months ended June 30, 2013:

For the six months ended June 30, 2013

	Internet	Nutraceutical
	Marketing	Products	SkyMall	Corporate	Consolidated
Revenues	$3,083,263	$6,860,936	$10,346,666	$-	$20,290,865
Cost of revenues	1,107,327	6,528,360	6,586,102	-	14,221,789
Gross profit	1,975,936	332,576	3,760,564	-	6,069,076
Research and development	-	-	-	628,808	628,808
Selling, general and administrative	904,995	477,011	4,739,668	4,290,894	10,745,144
Segment operating income (loss)	1,070,941	(477,011)	(979,104)	(4,919,702)	(5,304,876)
Interest and other expense	2,629	-	8,595	91,522	102,746
Net income (loss)	$1,068,312	$(477,011)	$(987,699)	$(5,011,224)	$(5,407,622)

For the three months ended June 30, 2013

	Internet	Nutraceutical
	Marketing	Products	SkyMall	Corporate	Consolidated
Revenues	$1,580,984	$4,604,091	$10,346,666	$-	$16,531,741
Cost of revenues	922,038	4,087,300	6,586,102	-	11,595,440
Gross profit	658,946	516,791	3,760,564	-	4,936,301
Research and development	-	-	-	357,242	357,242
Selling, general and administrative	287,658	530,043	4,739,668	3,331,483	8,888,852
Segment operating income (loss)	371,288	(13,252)	(979,104)	(3,688,725)	(4,309,793)
Interest and other expense	1,642	-	8,595	17,883	28,120
Net income (loss)	$369,646	$(13,252)	$(987,699)	$(3,706,608)	$(4,337,913)

	June 30,
Property and equipment, net	2013	2012

SkyMall	$5,516,189	$-
Internet marketing	52,587	-
Nutraceutical products	5,502	-
Corporate	1,401,769	1,374,827
	$6,976,047	$1,374,827

	Six Months Ended
	June 30,
Additions to property and equipment	2013	2012

SkyMall	$309,276	$-
Internet marketing	24,576	-
Nutraceutical products	6,568	-
Corporate	173,973	564,131
	$514,393	$564,131

Results of Operations   (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations for the three and six months ended June 30, 2013 include the operating results of SkyMall from the May 16, 2013 merger date.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

         Revenues. Revenue for the three months ended June 30, 2013 was $16.5 million compared to $2.4 million for the three months ended June 30, 2012, an increase of $14.1 million or approximately 592%.

   Of the $14.1 million increase, $10.3 million came from revenues generated by SkyMall, the remaining $3.8 million was the result of $4.6 million of nutraceutical sales generated during the current year quarter that did not exist during the same prior year period.  These increases were offset by a $.8 million reduction in sales generated by a single large customer, AdCafe, during the three months ended June 30, 2012 from which the Company had no sales during the current year quarter.

         During the three months ended June 30, 2013, the Company had a high concentration of revenue and credit risk as its 3 largest customers accounted for 29% of its total revenues, each of which was a loyalty customer.

         Cost of revenues.  Cost of revenues was $11.6 million for the three months ended June 30, 2013 compared to $1.5 million for the three months ended June 30, 2012, an increase of $10.1 million or 697%.

         Of the $10.1 million increase, $6.6 million was attributable to SkyMall.  Of the remaining $3.5 million increase, $4.1 million was attributable to the cost of nutraceutical products incurred during the current year quarter versus zero in the prior year quarter.  These increases in cost of sales were offset by an approximate $.8 million reduction in publisher payments associated with the AdCafe revenues noted above.

        Catalog expenses. Catalog expense was $.8 million for the three months ended June 30, 2013 compared to zero for the three months ended June 30, 2012.  The entire increase is attributable to SkyMall.  Prior to the SkyMall Merger, the Company incurred no catalog expenses.

   Sales and marketing expenses.  Sales and marketing expenses were $2.2 million for the three months ended June 30, 2013 compared to $0.2 million for the three months ended June 30, 2012, an increase of $2.0 million or 838%.

   Of the $2.0 million increase, $1.5 million was attributable to SkyMall operating activity.  The remaining $.5 million increase was the result of increased payroll of $.2 million and $.2 million of third party call center services to promote and support nutraceutical sales.

   Customer service and fulfillment expenses. Customer service and fulfillment expense was $.3 million for the three months ended June 30, 2013 compared to zero for the three months ended June 30, 2012.  Customer service and fulfillment expenses consist of wages and other costs associated with the SkyMall’s customer care center. Prior to the SkyMall Merger, the Company incurred no customer service and fulfillments expenses.

   General and administrative expenses.  General and administrative expenses were $5.6 million for the three months ended June 30, 2013 compared to $0.9 million for the three months ended June 30, 2012, an increase of $4.7 million or 508%.

   Of the $4.7 million increase, $2.2 million was attributable to SkyMall operating activity.  The remaining $2.5 million, or 271% increase, is the result of a number of factors including: $2.0 million in non-cash stock-based compensation ($1.6 million for consulting services in connection with the SkyMall merger and $.4 million paid to employees), $.2 million increase in depreciation and amortization, $.1 million increase in legal, accounting fees and professional fees and $.1 million in salaries and wages. The increases in depreciation and amortization expense and salaries and wages were the result of the acquisition of the Twit Yap social media intangible assets and related salaries.  The increase in legal fees was a result of legal fees related to potential acquisitions and the SkyMall Merger.

         Research and development expenses.  Research and development expenses were $.36 million for the three months ended June 30, 2013 compared to $.1 million for the three months ended June 30, 2012, an increase of $.26 million or 249%.

   The $.2 million increase consists primarily of an approximate $.1 million increase in payroll to support the Company’s continued focus on developing new web and mobile based products, services and technologies in support of its growth strategies.  These expenditures consist primarily of programming and software development related services incurred by our development group in Bosnia.  Also included in the current year period is $.1 million in stock-based compensation expense as compared to zero in the prior year period.

         Loss from operations.  The Company had an operating loss of $4.3 million for the quarter ended June 30, 2013 compared to an operating loss of $0.3 million for the quarter ended June 30, 2012, an increase in loss of $4.0 million.

   Of the $4.0 million increase in operating loss, $1.0 million was attributable to SkyMall operating activities.  The remaining $3.0 million increase in loss is the result of a number of factors including: $2.0 million in non-cash stock-based compensation ($1.6 million for consulting services in connection with the SkyMall Merger and $.4 million in non-cash stock-based compensation paid to employees), increased depreciation and amortization of $.2 million and increased selling and marketing expenses of $.5 million incurred primarily to develop and support the sales of our nutraceutical products.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

   Revenues.  Revenue for the six months ended June 30, 2013 was $20.3 million compared to $4.5 million for the six months ended June 30, 2012, an increase of $15.8 million or 350%.

   Of the $15.8 million increase, $10.3 million came from revenues generated by SkyMall, the remaining $5.4 million was the result of $6.9 million in nutraceutical sales generated during the six months ended June 30, 2013 that did not exist during the same prior year period.  These increases were offset by a $1.5 million reduction in low margin network revenue, which consisted of primarily a $.9 million reduction in sales generated by a single large customer, AdCafe, during the six months ended June 30, 2012 from which the Company had no sales during the six months ended June 30, 2013.

          During the six months ended June 30, 2013, the Company had a high concentration of revenue and credit risk as its 3 largest customers accounted for 36% of its total revenues, each of which was a loyalty customer.

         Cost of revenues.  Cost of revenues was $14.2 million for the six months ended June 30, 2013 compared to $2.8 million for the six months ended June 30, 2012, an increase of $11.4 million or 402%.

   Of the $11.4 million increase, $6.6 million was attributable to SkyMall.  Of the remaining $4.8 million increase, $6.5 million was attributable to the cost of nutraceutical products incurred during the current the six months ended June 30, 2013 versus zero in the same prior year period.  The increase in nutraceutical cost of sales were offset by an approximate $.9 million reduction in publisher payments associated with the AdCafe revenues noted above as well as an additional $.5 million in reduced ad network related publisher payments.

       Catalog expenses. Catalog expense was $.8 million for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2012.  The entire increase is attributable to SkyMall.  Prior to the SkyMall Merger, the Company incurred no catalog expenses.

       Sales and marketing expenses.  Sales and marketing expenses were $2.7 million for the six months ended June 30, 2013 compared to $0.5 million for the six months ended June 30, 2012, an increase of $2.2 million or 455%.

   Of the $2.2 million increase, $1.5 million was attributable to SkyMall operating activity.  The remaining $.7 million increase consists primarily of $.3 million of payroll and $.2 million of third party call center services to promote and support the sale of nutraceutical products.

   Customer service and fulfillment expenses. Customer service and fulfillment expense was $.3 million for the six months ended June 30, 2013 compared to zero for the six months ended June 30, 2012. Customer service and fulfillment expenses consist of wages and other costs associated with the SkyMall’s customer care center. Prior to the SkyMall Merger, the Company incurred no customer service and fulfillments expenses.

   General and administrative expenses.  General and administrative expenses were $7.0 million for the six months ended June 30, 2013 compared to $1.5 million for the six months ended June 30, 2012, an increase of $5.5 million or 366%.

   Of the $5.5 million increase, $2.2 million was attributable to SkyMall operating activity.  The remaining $3.3 million, or 220% increase, is the result of a number of factors including: $2.0 million in non-cash stock-based compensation ($1.6 million for consulting services in connection with the SkyMall Merger and $.4 million paid to employees), $.5 million increase in depreciation and amortization, $.3 million increase in legal, accounting fees and professional fees, $.3 million in salaries, wages and contract labor. The increases in depreciation and amortization expense and salaries and wages were the result of the acquisition of the Twit Yap social media intangible assets and related salaries.  The increase in legal fees was a result of legal fees related to potential acquisitions and the SkyMall merger.

           Research and development expenses.  Research and development expenses were $.6 million for the six months ended June 30, 2013 compared to $.2 million for the six months ended June 30, 2012, an increase of $.4 million or 231%.

   The $.4 million increase consists primarily of increased payroll costs of $.25 million to support the Company’s continued focus on developing new web and mobile based products, services and technologies in support of its growth strategies.  These expenditures consist primarily of programming and software development related services incurred by our development group in Bosnia.  Also included in the current year period is $.1 million in stock-based compensation expense as compare to zero in the prior year period.

           Loss from operations.  The Company had an operating loss of $5.3 million for the six months ended June 30, 2013 as compared to an operating loss of $0.5 million for the six months ended June 30, 2012, an increase in loss of $4.8 million.

   Of the $4.8 million increase in operating loss, $1.0 was attributable to SkyMall operating activities.  The remaining $3.8 million increase in loss is the result of a number of factors including: $2.0 million in non-cash stock-based compensation ($1.6 million for consulting services in connection with the SkyMall Merger and $.4 million in non-cash stock-based compensation paid to employees), increased depreciation and amortization of $.5 million, legal and professional fees of $.3 million and increased selling and marketing expenses of $.7 million incurred primarily to develop and support the sales of our nutraceutical products.

           Off-Balance Sheet Items

           The Company had no off-balance sheet items as of June 30, 2013.

Liquidity and Capital Resources

   The Company has incurred significant losses from operations for the six months ended June 30, 2013, has used approximately $6.4 million in cash from operations through this current six month period and has a working capital deficit of approximately $25.5 million at June 30, 2013. As a result, a risk exists regarding our ability to continue as a going concern.

    A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional debt and/or equity financing.
•	The Company intends to more fully integrate the operations of Xhibit and SkyMall to gain better efficiencies.
•	The Company plans to aggressively seek new and additional sales opportunities.

    At June 30, 2013, cash totaled $1.7 million compared to $0.3 million at December 31, 2012.

    As of August 16, 2013, management believes that the Company's monthly required fixed cash operating expenditures are approximately $1,785,000.  Additionally, we anticipate spending approximately $500,000 in additional capital expenditures during the remainder of fiscal year 2013, consisting primarily of the completion of our new SkyMall.com website.

    Due to the substantial delay in obtaining access to its reserves for its growing nutraceutical sales, the Company needed to raise short term capital to fund working capital and between March 28, 2013 and May 29, 2013 raised over $1 million from shareholders through one year notes which pay interest at 10% on the principal amount regardless of when they are repaid and are due in late March and May 2014. The Company no longer needs financing from third parties to purchase nutraceutical products as it now only conducts internet marketing and advertising for third parties which sell nutraceutical products. As the Company discontinued sales of nutraceutical products during the second quarter of 2013, it no longer needs the merchant accounts to finance the purchase of its products by consumers over the internet. As of August 31, 2013, management believes all of these merchant accounts will be fully repaid.

    On May 10, 2013, the SkyMall Companies entered into a $7.65 million credit agreement (collectively, the “Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Lender”). The Credit Facility is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries. All $7.65 million had been drawn down as of June 30, 2013.

    The Credit Facility bears interest at the rate of 50 basis points above the LIBOR rate payable monthly, and is due and payable in full on July 1, 2014. Upon an event of default under the Credit Agreement, the interest rate increases automatically by 3% per annum.  The Credit Facility, the Continuing Guarantees and the Continuing Security Agreements contain customary representations and warranties, events of default, affirmative covenants and negative covenants. The covenants in the Credit Facility, among other things, require the SkyMall Companies to continue to operate in their respective ordinary courses of business, maintain certain banking relationships and control accounts with the Lender. They also impose restrictions and limitations on, among other things, investments, dividends, acquisitions, asset sales, and the ability of the SkyMall Companies to incur or guarantee additional debt and additional liens.

    The SkyMall Companies have an ongoing relationship with the Lender for which it has received customary fees and expenses. The Lender provides commercial banking services, including custody and cash management services, to the SkyMall Companies.

    Operating activities.  Net cash used in operating activities during the six months ended June 30, 2013 was $6.4 million compared to $.01 million of net cash provided by operating activities for the six months ended June 30, 2012. Cash used in operating activities during the six months ended June 30, 2013 consisted primarily of the net loss from operations and the negative impact of net working capital changes, including a decrease in customer deposits, $8.9 million, and an increase in accounts receivable of $1.3 million.

    Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2013 was $3.9 million, which resulted from the $4.4 million cash acquired with the SkyMall merger and partially by $.5 million in purchases of property and equipment.  Net cash used in investing activities for the six months ended June 30, 2012 was $.5 million and consisted of property and equipment purchases.

    Financing activities.  Net cash provided by financing activities for the six months ended June 30, 2013 was $3.9 million as compared to $.4 million for the six months ended June 30, 2012. Net cash provided by financing activities during 2013 consisted of a $2.9 million draw down on the Company’s $7.65 revolving line of credit and proceeds received from the issuance of $1.0 million in unsecured promissory notes. At June 30, 2013, there was $7.65 outstanding under its line of credit.

    The Company has recently experienced significant operating losses and now has substantial indebtedness due in mid-2014.  Additionally, management believes cash and cash equivalents on hand at August 16, 2013 will not be sufficient to meet the Company’s anticipated cash requirements to fund its operations, working capital requirements, growth strategies and repay debt obligations through the end of 2013. Finally, as a public company, it will need capital to pay its ongoing legal and accounting expenses required to meet its reporting obligations.  As a result, the Company will need to raise additional capital to fund these obligations.

    Management is presently seeking to raise additional capital and believes this capital will be raised through the private placement of debt or common stock.  If capital is raised through the issuance of equity it will most likely be at a discount to the market price and dilutive to existing shareholders.  No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.  If the Company is unable to raise additional funds, it will be required to curtail certain operations.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide this information.

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

Part II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

    None.

Item 1A – RISK FACTORS

    There have been no material changes to the risk factors contained in the Form 10-K filed on April 16, 2013, except for the addition of the following risk factors:

General

Our ability to continue as a going concern.
Management believes that the Company is at risk of its next audit report containing explanatory language that substantial doubt exists about its ability to continue as a going concern, as the Company has had significant losses from operations for the six months ended June 30, 2013, has used approximately $6.4 million in cash from operations and has a working capital deficit of approximately $25.5 million at June 30, 2013.  There is no assurance the Company can continue without substantial restructuring and significant capital.  While the Company is actively seeking additional financing and a reduction of expenses, there is no assurance that this will occur.  Management believes the Company can operate through early October 2013 without additional capital but will need to make major reductions in expenses to continue after that.  If we are unable to obtain sufficient additional financing in the near term, achieve profitability or significantly reduce expenses, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Since we are controlled by current insiders and affiliates of the Company own a substantial percentage of our common stock, non-management shareholders will be unable to affect the outcome in matters requiring shareholder approval and our major shareholder and director has a conflict of interest.
A substantial number of our shares of common stock are controlled by Jahm Najafi through his beneficial ownership of approximately 44 million shares. His voting agreement with Chris Richarde, a founder and former CEO, President and Chairman of the Board of Xhibit requires that he or one of his designees is elected to the Board. If the pending sale of 15 million shares is consummated by Mr. Richarde to Mr. Ax, a director, then insiders and members of the Board of Directors essentially have the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. An affiliate of Mr. Najafi's is a guarantor and secures the Company's credit line with JPMorgan Chase; therefore, his interests may at times be more aligned with creditors than shareholders.  It is possible that the interests of Mr. Najafi could conflict in certain circumstances with those of other stockholders. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

We rely primarily on our new Chief Executive Officer and Chairman Kevin Weiss, the loss of whom could adversely affect our success and development.
Our success largely depends upon our new CEO and Chairman, Kevin Weiss. His leadership will be a factor in our growth and ability to meet our business objectives. We have no key man life insurance policy on Mr. Weiss but are in the process of obtaining one. The loss of Mr. Weiss could slow the growth of our business, or result in the need for substantial restructuring of our business, which may result in the decline of our share price.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
Subject to the limits contained in our credit agreement, we may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do, the risks related to our level of indebtedness could intensify. Our credit agreement is fully extended with over $7.6 million of indebtedness and is secured by all of the assets of the Company and its subsidiaries. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness.  All of our debt matures in less than one year and if we cannot extend some of the maturity dates it may be difficult to avoid a default. A default may result in a foreclosure of all of the Company’s assets and make our common stock worthless. Our high level of indebtedness, combined with our other financial obligations and contractual commitments, could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement of future indebtedness

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;

•	reduce or delay investments and capital expenditures; and

•	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

We will not be able to expand our operations and capture additional market share without a substantial cash infusion.
While management believes we have sufficient cash to operate our business through October 2013, we will need a substantial cash infusion to meet our objectives for the holiday season. To meet our various obligations with our loyalty partners, we may need to restructure other operations without additional cash becoming available. We are fully extended on our line of credit and our catalog division and internet marketing subsidiary will not generate sufficient cash to deploy to capture additional market share in our loyalty business. Management is actively seeking additional financing for the expansion of this sector but there is no assurance it will be available or if available may be on terms which are not acceptable to the Company. Failure to obtain this financing may result in the need to cut costs and scale back less profitable operations.

Legislation related to consumer privacy may affect our ability to collect data that we use in providing our loyalty and marketing services, which, among other things, could negatively affect our ability to satisfy our clients’ needs.
The enactment of new or amended legislation or industry regulations pertaining to consumer or private sector privacy issues could have a material adverse impact on our marketing services. Legislation or industry regulations regarding consumer or private sector privacy issues could place restrictions upon the collection, sharing and use of information that is currently legally available, which could materially increase our cost of collecting some data. These types of legislation or industry regulations could also prohibit us from collecting or disseminating certain types of data, which could adversely affect our ability to meet our clients’ requirements and our profitability and cash flow targets. While 46 states and the District of Columbia have enacted data breach notification laws, there is no such federal law generally applicable to our business. Data breach notification legislation has been proposed widely in the United States and Europe. If enacted, these legislative measures could impose strict requirements on reporting time frames for providing notice, as well as the contents of such notices.

In the United States, federal and state laws such as the federal Gramm-Leach-Bailey Act and the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, make it more difficult to collect, share and use information that has previously been legally available and may increase our costs of collecting some data. Regulations under these acts give cardholders the ability to “opt out” of having information generated by their credit card purchase shared with our affiliated and unaffiliated parties or the public. Our ability to gather, share and utilize this data will be adversely affected if a significant percentage of the consumers whose purchasing behavior we track elect to “opt out,” thereby precluding us and our affiliates from using their data.

In the United States, the federal Do-Not-Call Implementation Act makes it more difficult to telephonically communicate with prospective and existing customers. Similar measures were implemented in Canada beginning September 1, 2008. Regulations in both the United States and Canada give consumers the ability to “opt out,” through a national do-not-call registry and state do-not-call registries of having telephone solicitations placed to them by companies that do not have an existing business relationship with the consumer. In addition, regulations require companies to maintain an internal do-not-call list for those who do not want the companies to solicit them through telemarketing. These regulations could limit our ability to provide services and information to our clients. Failure to comply with these regulations could have a negative impact on our reputation and subject us to significant penalties.

In the United States, the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 restricts our ability to send commercial electronic mail messages, the primary purpose of which is advertising or promoting a commercial product or service, to our customers and prospective customers. The act requires that a commercial electronic mail message provide the customers with an opportunity to opt-out from receiving future commercial electronic mail messages from the sender. Failure to comply with the terms of this act could have a negative impact on our reputation and subject us to significant penalties.

In Canada, the Personal Information Protection and Electronic Documents Act requires an organization to obtain a consumer’s consent to collect, use or disclose personal information. Under this act, consumer personal information may be used only for the purposes for which it was collected. We allow our customers to voluntarily “opt-out” from receiving either one or both promotional and marketing mail or promotional and marketing electronic mail. Heightened consumer awareness of, and concern about, privacy may result in customers “opting out” at higher rates than they have historically.

Canada’s Anti-Spam Legislation may restrict our ability to send commercial “electronic messages,” defined to include text, sound, voice and image messages to email, instant messaging, telephone or similar accounts, where the primary purpose is advertising or promoting a commercial product or service to our customers and prospective customers. The Act, when in force, will require that a sender have consent to send a commercial electronic message, and provide the customers with an opportunity to opt out from receiving future commercial electronic email messages from sender. Failure to comply with the terms of this Act or any proposed regulations that may be adopted in the future could have a negative impact on our reputation and subject us to significant monetary penalties.

Current and proposed regulation and legislation relating to our loyalty card services could limit our business activities, product offerings and fees charged.
Various federal and state laws and regulations significantly limit the loyalty card services activities in which we are permitted to engage. Such laws and regulations, among other things, limit the fees and other charges that we can impose on consumers, limit or proscribe certain other terms of our products and services, require specified disclosures to consumers, or require that we maintain licenses, qualifications and minimum capital levels. In some cases, the precise application of these statutes and regulations is not clear. In addition, numerous legislative and regulatory proposals are advanced each year which, if adopted, could have a material adverse effect on our profitability or further restrict the manner in which we conduct our activities. The failure to comply with, or adverse changes in, the laws or regulations to which our business is subject, or adverse changes in their interpretation, could have a material adverse effect on our ability to collect our receivables and generate fees on the receivables, thereby adversely affecting our profitability.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.
Our growth and continued profitability depend on acceptance of the services that we offer. Our clients may not continue to use loyalty and targeted marketing strategies. Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services. Additionally, downturns in the economy or the performance of retailers may result in a decrease in the demand for our marketing strategies. Further, if customers make fewer purchases of our products and services, we will have fewer transactions to process, resulting in lower revenue. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

Competition in our industries is intense and we expect it to intensify.
The markets for our products and services are highly competitive and we expect competition to intensify in each of those markets. Some of our current competitors have longer operating histories, stronger brand names and greater financial, technical, marketing and other resources than we do. Certain of our segments also compete against in-house staffs of our current clients and others or internally developed products and services by our current clients and others. Our ability to generate significant revenue from clients and partners will depend on our ability to differentiate ourselves through the products and services we provide and the attractiveness of our programs to consumers. We may not be able to continue to compete successfully against our current and potential competitors.

Our three largest clients represent 36% of our consolidated revenue for the quarter.
We depend on three large clients for a significant portion of our consolidated revenue. Our largest client, The Marriot Corporation, generated approximately 20% of our revenue. A decrease in revenue from any of our significant clients for any reason such as a pricing decrease or use of alternative service providers could have a material adverse effect on our consolidated revenue.

Our inflight catalog purchases may decrease with improvements in internet access on airlines and downturns in travel and the economy.
We depend on airline travelers to make discretionary purchases.  In recessions fewer people travel and there are less discretionary purchases.  In addition, with internet access now becoming available on more airlines, we have direct competition from e-commerce retailers which was not present before.  Any downturn in the economy will result in a decline in our retail sales.  The continuing increase in the availability of internet access on airplanes provides additional competition from e-commerce retailers which result in fewer retail sales of our products.

Loyalty program users are counter-cyclical.
Loyalty industry surveys show that in recessionary times consumers rely more frequently on loyalty purchase programs.  When the economy improves, these programs become less important.  An improving economy may result in fewer sales of our partners' gift cards, resulting in lower revenue for us.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, other than those previously disclosed.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 – MINE SAFETY DISCLOSURES

None.

Item 5 – OTHER INFORMATION

None.

Item 6 – EXHIBITS

Exhibit No	Description
10.1	Amended and Restated Promotional Agreement by and between Marriot Rewards, LLC and SkyMall Ventures, Inc. dated as of January 1, 2007 (confidential treatment requested for redacted portions).
10.2
First Amendment to Amended and Restated Promotional Agreement by and between Marriot Rewards, Inc. and SkyMall Ventures, Inc. dated as of April 3, 2008 (confidential treatment requested for redacted portions).

10.3
Second Amendment to Amended and Restated Promotional Agreement by and between Marriot Rewards, Inc. and SkyMall Ventures, Inc. dated as of December, 2010 (confidential treatment requested for redacted portions).

10.4
Third Amendment to Amended and Restated Promotional Agreement by and between Marriot Rewards, LLC and SkyMall Ventures, Inc. dated as of December 9, 2011 (confidential treatment requested for redacted portions).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2013.

XHIBIT CORP. (Registrant)

By:	/s/ Michael J. Schifsky
Michael J. Schifsky
Chief Financial Officer
(Principal Financial and Accounting Officer)