Form 10-Q
period 2013-09-30
Xhibit Corp.
filed 2013-11-15
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number: 000-52678

XHIBIT CORP.
 (Exact name of registrant as specified in its charter)

Nevada	20-0853320
(State of incorporation)	(I.R.S. Employer Identification Number)

1520 E. Pima Street
Phoenix, AZ 85034
(Address of principal executive offices)

(602) 254-9777
 (Registrant’s telephone number)

80 E. Rio Salado Parkway, Suite 115
Tempe, AZ 85281
(Registrant's former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2013 the Company had 107,839,234 shares of its $0.0001 par value common stock issued and outstanding.

-i-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS
XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5,632,040	$363,172
Accounts receivable, net	2,863,492	699,207
Inventories	9,204,203	-
Prepaid expenses	2,510,685	79,191
Total current assets	20,210,420	1,141,570

Security deposit	-	32,731
Property and equipment, net	6,110,244	1,429,773
Intangibles, net	41,447,462	2,752,974
Other assets	687,191	-

TOTAL ASSETS	$68,455,317	$5,357,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,240,652	$363,160
Accrued expenses	1,792,482	168,094
Accrued payroll and related expenses	630,785	109,482
Accrued interest, related parties	44,202	16,164
Customer deposits	17,663,441	-
Revolving line of credit	7,650,000	-
Term debt, related party	5,000,000		-
Notes payable, related parties	1,235,000	700,000
Deferred lease incentive - current portion	-	123,203
Total current liabilities	49,256,562	1,480,103

Deferred rent liability	-	236,476
Deferred lease incentive - non-current portion	-	616,013

Total liabilities	49,256,562	2,332,592

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $.0001 par value, 107,839,234 and 67,310,726 issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	10,784	6,731
Additional paid-in capital	32,936,818	4,296,682
Accumulated deficit	(13,748,847)	(1,278,957)
Total shareholders' equity	19,198,755	3,024,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$68,455,317	$5,357,048

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE- MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:
Internet marketing revenues	$2,084,876	$2,910,099
Net revenues from nutraceutical sales	233,200	-
Net merchandise sales	10,596,252	-
Placement fees	2,958,325	-
Gift cards and other	4,494,020	-
Net revenues	20,366,673	2,910,099
Cost of revenues:	12,679,536	1,303,730
Gross profit	7,687,137	1,606,369

Operating expenses:
Catalog expenses	1,675,973	-
Sales and marketing	4,351,681	266,158
Customer service and fulfillment	644,385	-
General and administrative	4,349,592	944,080
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Development expenses	482,299	146,952
Total operating expenses	14,668,154	1,357,190

Income (loss) from operations	(6,981,017)	249,179
Other income (expense):
Interest expense	(55,412)	(17,655)
Other income (expense)	(12,283)	637

Income (loss) before income taxes	(7,048,712)	232,161
Income tax provision	13,556	--
Net income (loss)	$(7,062,268)	$232,161

Net income (loss) per common share:
Basic and diluted	$(0.06)	$0.00

Weighted-average shares used to calculate net income (loss) per common share:
Basic and diluted	109,960,598	66,632,691

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:
Internet marketing revenues	$5,168,138	$7,419,332
Net revenues from nutraceutical sales	7,094,136	-
Net merchandise sales	16,003,383	-
Placement fees	4,649,961	-
Gift cards and other	6,987,851	-
Net revenues	39,903,469	7,419,332
Cost of revenues:	26,413,069	4,139,066
Gross profit	13,490,400	3,280,266

Operating expenses:
Catalog expenses	2,435,336	-
Sales and marketing	7,979,897	754,419
Customer service and fulfillment	958,626	-
General and administrative	10,103,656	2,438,497
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Development expenses	1,127,780	336,777
Total operating expenses	25,769,519	3,529,693

Loss from operations	(12,279,119)	(249,427)
Other income (expense):
Interest expense	(108,838)	(37,323)
Other income (expense)	4,828	637
Loss on debt conversion	(66,431)	-
Loss before income taxes	(12,449,560)	(286,113)
Income tax provision	20,330	-

Net loss	$(12,469,890)	$(286,113)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.00)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	90,480,880	61,714,643

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
	2013	2012
Cash flows from operating activities:
Net loss	$(12,469,890)	$(286,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,097,768	61,740
Non-cash compensation	2,627,758	-
Expenses paid by shareholder and donated to the company	-	11,185
Tenant improvement allowance	(92,402)	(20,534)
Loss on debt conversion	66,431	-
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Bad debt expense	813,038	-
Non-cash interest expense for amortization of deferred financing costs	12,283	-
Changes in operating assets and liabilities:
Accounts receivable	915,856	(4,007)
Accounts receivable, related party	-	8,750
Inventories	8,181,643	-
Prepaid expenses	(788,499)	43,483
Other assets	(183,634)	-
Accounts payable	(3,509,826)	205,847
Accrued expenses	(17,311)	(-
Accrued payroll and related expenses	(213,203)	-
Accrued interest, related parties	28,038	-
Accounts payable, related party	-	(14,820)
Deferred rent liability	33,437	165,195
Customer deposits	(7,273,271)	-
Net cash provided by (used in) operating activities	(6,607,560)	170,726

Cash flows from investing activities:
Cash acquired in acquisition	4,369,535	-
Purchases of property and equipment	(1,083,310)	(619,554)
Net cash provided by (used in) investing activities	3,286,225	(619,554)

Cash flows from financing activities:
Borrowings on bank line of credit	2,900,000	-
Term debt borrowings	5,000,000	-
Deferred financing fees paid	(294,797)	-
Proceeds from note payable to related party	1,035,000	700,000
Repayment of note payable to related party	(50,000)	(333,516)
Net cash provided by financing activities	8,590,203	366,484

Net increase (decrease) in cash	5,268,868	(82,344)
Cash, beginning of period	363,172	241,077
Cash, end of period	$5,632,040	$158,733

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with note conversion	$450,000	$-
Issuance of common stock in connection with merger	25,500,000	-
Stock cancellation	444	-
Shares issued for intangible assets acquired		2,908,200
Construction in progress paid for with tenant improvement allowance	-	790,550

Cash paid for:
Interest	$96,555	$25,000
Taxes	20,330	-

See notes to condensed consolidated financial statements (unaudited).

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Business
Xhibit Corp. (the “Company” or “Xhibit”), f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the State of Nevada.  The original purpose of the Company was to provide manufacturing services.  Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

On September 4, 2012, the merger contemplated by a merger agreement dated as of April 25, 2012 by and among Xhibit, NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), Xhibit Interactive, LLC ("Interactive"), a Nevada limited liability company, f/k/a Xhibit, LLC, and a certain director and officer of the then NB Manufacturing, Inc. (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Interactive (the “Merger”).

As a result of the Merger and pursuant to the Merger Agreement, Interactive became a wholly-owned subsidiary of the Company, and on June 4, 2012, the Company issued 55,383,452 shares of its common stock to holders of units of Interactive at a rate of 1.2641737582 shares of the Company's common stock for each Interactive unit.

Immediately following the Merger, Xhibit had 66,583,676 shares of common stock outstanding and no derivative securities outstanding. The former members of Interactive owned 83.2% of Xhibit's outstanding securities, and Xhibit's shareholders owned 16.8% of Xhibit's outstanding securities.

Interactive was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Interactive entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Interactive’s units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Interactive.  On September 21, 2012, Interactive filed with the State of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

On January 20, 2012 Interactive formed Xhibit, d.o.o., a wholly-owned Bosnian subsidiary, for the purpose of hiring highly skilled software coders, programmers and developers to provide the Company with high quality and economical in-house product development capabilities.

On May 24, 2012, the Company, through its wholly-owned subsidiary Interactive, acquired Social Bounce, LLC (“Bounce”), a social media and online game development company founded on August 2, 2011.  Bounce was acquired to obtain intellectual property for the Company’s online and mobile gaming and social media platforms.  Bounce had nominal assets and no operations prior to May 24, 2012.  Bounce was merged into Interactive and Bounce ceased to exist.

On June 29, 2012, the Company formed a new wholly-owned subsidiary, FlyReply Corp. (“FlyReply”), and launched its newly developed product through this company, which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers. This product was discontinued in September 2013.

On September 24, 2012, the Company acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company now refers to as its TwitYap social media properties. The Company obtained these assets for a total issuance of 727,050 shares of common stock.  Refer to Notes 6 and 11 for further information related to the Company’s TwitYap properties.

On December 1, 2012, the Company entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  The Company also hired five employees (including a 50% equity holder in WAT Works) at salaries ranging from $7,500 to $11,000 per month plus a bonus pool of five percent (5%) of EBITDA generated by these five at will employees in the consumer nutraceutical products industry.  The Company’s agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  The Company agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development.  This Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company. During the first nine months of 2013, a majority of Interactive's revenues were generated by these five employees from the sales of a weight loss product, colon cleanser and green coffee supplement.  Sales have been made in the United States, Australia and South Africa. During the quarter ended June 30, 2013, the Company discontinued all sales of nutraceutical products but continued to conduct internet marketing and advertising campaigns for customers that sell their own nutraceutical products through October 31, 2013 when all third party sales of nutraceutical products were discontinued as well.

On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders. Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit. SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall, LLC, a Delaware limited liability company (“SkyMall, LLC”), and SkyMall Ventures, LLC, a Delaware limited liability company (“Ventures,” and, with SHC, Interests and SkyMall, LLC, the “SkyMall Companies” or "SkyMall"). The Company issued 44,440,000 shares of common stock to the former shareholders of SHC as part of the SkyMall Merger.

Xhibit, through its subsidiaries other than the SkyMall Companies, is an online marketing and digital advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers. The Company enables marketers to advertise and sell their products and services through major online marketing channels including display advertising and affiliate marketing networks.

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

SkyMall’s loyalty business provides turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands such as Marriott Rewards, Caesar’s Entertainment and Capital One. SkyMall’s proprietary technology system allows SkyMall to precisely manage merchandise procurement across a vast network of vendors to ensure that the most current products are available for loyalty program members. In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment and customer service. For example, some sites feature the ability to include: (i) mixed payment options (the ability to combine points and dollars); (ii) multiple currencies and languages; and (iii) auctions.

SkyMall’s loyalty merchandising solutions are co-branded or private-labeled and offer a full suite of services, including development of marketing plans and strategies, product assortment selection and sourcing, website design, development and hosting, customer service support and reporting and analysis. Most of the Company's consolidated revenues now come from the SkyMall Companies.

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries. On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde. Pursuant to the Release Agreement, as amended in September 2013, Mr. Richarde agreed to sell 20,000,000 of his shares to two individuals (a director and a shareholder of Xhibit) and cancel 4,440,064 of his shares. Following the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock.

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

The condensed consolidated financial statements include the accounts of Xhibit and its wholly-owned subsidiaries which include the accounts and transactions of SHC Parent Corp. and its subsidiaries from the May 16, 2013 merger date.  All material intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern and Management Plans
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred a loss from operations for the nine-month period ended September 30, 2013 of $12,279,119, has used $6,607,560 in cash for operating activities through this current nine-month period, and has a working capital deficit of $29,046,142 at September 30, 2013.  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	Elimination of unprofitable business units and product offerings.
•	Integration of the heritage Xhibit and SkyMall operations to gain better efficiencies.
•	Aggressively seek new and additional sales opportunities.
•	Improve product gross margins through product sourcing efficiencies.

NOTE 2 -SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Xhibit Corp. and all of its subsidiaries.  All significant intercompany accounts have been eliminated in consolidation.

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

Inventories
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

Intangible Assets
 Intangible assets consist primarily of the “SkyMall” tradename, the SkyMall loyalty program partner relationships, merchant relationships, customer relationships, purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition.  For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolescence, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Refer to Notes 6 and 11 for further information related to the Company’s intangible assets.

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

Revenue Recognition
The Company recognizes revenue when all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) no significant Company obligations remain, 3) delivery has occurred, 4) collection of the related receivable is reasonably assured, and 5) the fees are fixed or determinable.

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross sales price.  If the Company is not the primary obligor in the transaction or amounts earned are determined using a fixed percentage, revenue is recorded on a net basis.

Internet marketing revenue:
The Company recognizes revenue at the time services are performed and sales are generated on behalf of their customers.  Revenue is presented on a gross basis, net of discounts and allowances.

Net nutraceutical sales:
Revenue from product sales and gross outbound shipping and handling charges, are recognized upon receipt of the product by the customer.  Nutraceutical products are contract manufactured, packaged and stored by third parties. Finished product is invoiced to the Company at the time of direct shipment, by the third-party fulfillment center, to the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability equal to five days which represents products that have shipped, but have not yet been received by the customers at the end of a given period.  Sales for the last five days in September 2013 were immaterial and therefore the Company did not record deferred revenue at September 30, 2013.

The Company's sales terms allow customers certain limited rights of return for a period of 30 days. The Company recorded no reserve for returns at September 30, 2013.

Net merchandise sales:
The Company recognizes revenue from merchandise sales when acting as the primary obligor upon shipment of product to customers by participating merchants, net of estimated returns and allowance.  Certain merchandise sales are reported on a net basis because the Company acts as an agent in the sale rather than as the primary obligor. Variable margin revenue is recognized as merchandise sales on a net basis at the time a customer places an order and is based on a percentage of the merchandise sales price.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of income.

Gift card sales:
The Company has a gift card program which provides fulfillment of gift cards for large loyalty programs that offer gift card reward options in their program.  The Company recognizes revenue from gift card sales when acting as the primary obligor upon shipment of product to customers, net of estimated returns and allowance.  Under certain of its partner agreements, the Company earns a margin that is charged in addition to the cost of the gift card.  For these sales, the Company records gift card revenue for only the margin amount.

Placement fees:
Placement fees include margin amounts paid to the Company by participating merchants for inclusion of their products in the Company's catalogs.  Placement fees can be either fixed or combined with other variable arrangements depending on the agreement the Company has with the participating merchant.  Placement fee revenue is recognized on a straight-line basis over the circulation period of the catalog, which is generally three months.  Placement fees billed in advance of distribution of the related catalog are recorded as a contra receivable account.

Shipping and handling costs
Amounts billed to customers related to shipping and handling costs ($2,267,756 and zero for the nine months ended September 30, 2013 and 2012, respectively) are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Catalog expenses
Catalog production costs include expenses related to creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs.  The Company expenses catalog production costs over the circulation period of the catalog, which is generally three months.

Advertising
The Company expenses advertising costs when such costs are incurred.

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 14 for further information and required disclosures related to stock-based compensation.

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

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach.  The Company had no material uncertain tax positions at September 30, 2013 or December 31, 2012.

Reclassification
 Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation.

 Recent Accounting Pronouncements
    With the exception of the below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in Xhibit’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to the Company’s condensed consolidated financial statements.

    In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. ASU 2013-11 was early adopted by the Company effective April 1, 2013 and had no impact on the Company’s condensed consolidated financial statements.

 NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/12
Trade receivables	$10,154,468	$699,207
Merchant bank receivables	313,676	-
Placement fees billed in advance of distribution	(5,950,636)	-
Allowance for doubtful accounts	(1,654,016)	-
	$2,863,492	$699,207

The Company had outstanding balances in accounts receivable from two customers representing 58% of trade receivables at September 30, 2013.  Revenues from these two customers represented 40% and 32% of total revenues for the three and nine-month periods ended September 30, 2013, respectively.  No other customers represented greater than 10% of net revenues in the three and nine-month periods ended September 30, 2013 or total trade receivables at September 30, 2013.

At December 31, 2012, trade receivables from two customers represented approximately 67% of the total trade receivable balance.  During the three and nine-month periods ended September 30, 2012, the Company had three customers in each period that represented approximately 64% and 60% of revenues for the respective periods.   No other customers represented greater than 10% of net revenues for the three and nine-month period ended September 30, 2012 or total trade accounts receivable at December 31, 2012.

NOTE 4 - INVENTORIES

Inventories consist of the following as of September 30, 2013:

Gift cards	$4,950,248
Prepaid gift cards	3,753,085
Paper and other	500,870
$9,204,203

Prior to its merger with SkyMall, the Company carried no inventory.  At September 30, 2013, the Company does not hold any nutraceutical product inventory.  Prepaid gift cards consist of gift cards which have been paid for but not yet received by the Company.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	9/30/13	12/31/12
Computers, office equipment and software	$2,256,471	$102,170
Furniture, fixtures and other	194,735	104,522
Buildings and improvements	3,971,880	-
Leasehold improvements	-	1,344,595
	6,423,086	1,551,287
Less accumulated depreciation	(365,255)	(121,514)
Construction in progress	52,413	-
	$6,110,244	$1,429,773

Depreciation expense was $294,052 and $50,852 for the three-month periods ended September 30, 2013 and 2012, respectively and $505,386 and $61,740 for the nine-month periods ended September 30, 2013 and 2012, respectively.

During September 2013, the Company relocated its corporate office.  As part of this office relocation, leasehold improvements totaling $1,426,219 and related accumulated depreciation totaling $256,864 were written off (Note 13).

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2013 and December 31, 2012:

	Life	9/30/13	12/31/12
Amortizing intangible assets:
Loyalty partner relationships	8 years	$14,160,000	$-
Merchant relationships	5 years	4,620,000	-
Technology	3 years		1,666,399
Non-compete agreements	2 years	220,000	1,241,801
Internally developed software	4 years	550,000	-
Customer database	4 years	280,000	-
		19,830,000	2,908,200
Accumulated amortization		(1,125,265)	(155,226)
		18,704,735	2,752,974
SkyMall tradename		7,170,000	-
Goodwill		15,572,727	-
		$41,447,462	$2,752,974

At September 30, 2013, the Company determined that the fair value of its TwitYap technology and non-compete agreement intangible assets was less than the carrying value and an impairment charge of $2,287,300 was recorded.  See Note 11 for discussion of the facts and circumstances leading to the impairment charge and the method used for calculating fair value.

Amortization expense was $913,968 and $1,597,167 for the three and nine-month periods ended September 30, 2013, respectively.  No amortization expense was recorded for the three and nine-month periods ended September 30, 2012.

Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2013	$752,875
2014	3,011,500
2015	2,942,750
2016	2,901,500
2017	2,771,813
Thereafter	6,324,297
$18,704,735

NOTE 7 – REVOLVING LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. (the “Bank Line”) that refinanced an existing line of credit.  The Bank Line expires on June 30, 2014 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries. In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by an affiliate company controlled by Jahm Najafi, a member of the Company's Board of Directors and a majority shareholder through beneficial ownership. At September 30, 2013, there was $7,650,000 outstanding under the Bank Line.

NOTE 8 – TERM DEBT - RELATED PARTY

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by Jahm Najafi, a member of the Company’s Board of Directors and a majority shareholder of the Company through beneficial ownership (the “Term Debt”).  The Term Debt matures on September 18, 2014 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Term Debt is junior to the Bank Line but is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall, LLC; a Trademark Collateral Agreement executed by SkyMall, LLC; and a Trademark And Copyright Collateral Agreement executed by the Company.

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

On March 27, 2012, Interactive issued an unsecured promissory note in the amount of $500,000 to one of its members. The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  On January 11, 2013 the note was cancelled.  In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears interest at a 10% annual rate and has a maturity date of December 31, 2013.  As a result, the Company recorded a loss on the conversion of debt in the amount of $32,145.  Through September 30, 2013, the Company has made principal payments totaling $50,000. At September 30, 2013 the remaining outstanding balance due on the note is $200,000.

On May 29, 2012, Interactive issued an unsecured promissory note in the amount of $200,000 to one of its members.  The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  On January 14, 2013 the note was cancelled.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder.  As a result, the Company recorded a loss on the conversion of debt in the amount of $34,286.

On March 28, 2013, the Company issued an unsecured promissory note in the amount of $100,000 to one of its shareholders. The note bears interest at a simple rate of 10% per annum and is due and payable on March 28, 2014.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

On February 14, 2012, the Company's Board of Directors approved an 8 for 1 forward stock split of its Common Stock with a record date of March 1, 2012.  In connection with the stock split the Board of Directors also approved an increase in the Company’s authorized shares of Common Stock from 60,000,000 shares to 480,000,000 shares and Preferred Stock from 10,000,000 to 80,000,000 shares.  Pursuant to Nevada Revised Statutes 78.207, a forward stock split that is conducted at the same time as a corresponding increase in the authorized shares of the Company’s capital stock does not require shareholder approval. The Company filed a Certificate of Change with the Nevada Secretary of State showing the changes to the Company's authorized capital stock on February 23, 2012, with an effective date of the close of business on February 29, 2012.  The stock split has been retroactively reflected in these financial statements.

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement with Mr. Richarde (the "Release Agreement"). Pursuant to the Release Agreement, as amended in September 2013, Mr. Richarde agreed to sell 20,000,000 of his shares to two individuals, one of whom is a member of the Xhibit Board of Directors, and cancel 4,440,064 of his shares. Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock.

NOTE 11 – FAIR VALUE MEASUREMENTS

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturities of those instruments.

The Company has no assets or liabilities measured at fair value on a recurring basis.  Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with GAAP (for example when there is evidence of impairment).

During September 2013, the Company elected to terminate all further TwitYap development work and is currently evaluating future uses of the social media applications.  Based on this decision, the following impairment charge was recorded in September 2013 against the remaining TwitYap intangible asset values:

Technology	$1,666,400
Non-compete agreements	620,900
$2,287,300

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On November 9, 2011, Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012. In connection with the Company's restructuring plan, the Company ceased the use of its Tempe office during September 2013; as a result, the deferred lease incentive was written off. Refer to Note 13 for further information related to the Company's restructuring plan.

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), owned by its Chief Technology Officer, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in United States dollars, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019.

The Company entered into a non-cancelable automobile lease in April 2012 for a car for an employee.  The lease requires fixed monthly payments of $1,063 and expires in April 2015.  The Company has the option to purchase the vehicle at the end of the lease.

The Company has a lease for land on which SkyMall’s offices are located.  The Company has negotiated a renewal of its land lease in which the renewal term extends through 2015 for the entire leased property and through 2035 for the portion of the land currently used by the Company.  The Company receives rents through a sublease on a portion of the leased land.

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

2013	$157,388
2014	641,198
2015	656,751
2016	583,250
2017	604,854
Thereafter	1,575,162
$4,218,603

NOTE 13 – RESTRUCTURING CHARGE

During the third quarter of 2013, the Company implemented a restructuring plan to reduce operating costs.  The Company incurred a restructuring charge of $876,924 comprised of severance benefits and lease exit costs to consolidate the Company’s workforce into one location.  The activity in the accrued restructuring balance is included in accrued expenses in the accompanying condensed consolidated balance sheet for the three-month period ended September 30, 2013 was as follows:

	2013 Q3 Restructuring Charges	2013 Q3 Write-Offs	2013 Q3 Cash Payments	Accrual Balance at 9/30/13
Workforce reduction	$251,568	$-	$(74,760)	$176,808
Lease exit costs	625,356	(285,359)	-	339,997
Total	$876,924	$(285,359)	$(74,760)	$516,805

       The lease exit cost write-offs in September 2013 consisted of the following assets and liabilities:

Leasehold improvements	$1,426,219
Accumulated depreciation	(256,864)
Security deposit	32,731
Deferred lease incentive	(646,814)
Deferred rent liability	(269,913)
$285,359

NOTE 14 - STOCK-BASED COMPENSATION

In conjunction with the SkyMall Merger, the Company issued 400,000 shares of its common stock on July 9, 2013 to an individual as consideration for consulting services provided to the Company in connection with the SkyMall Merger.  The stock-based compensation expense of $1,600,000 (based upon the trading price of $4.00 per share on the OTCBB) was recorded in general and administrative expenses during June 2013.

On August 30, 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.  On May 13, 2013, the Company’s Board of Directors authorized the grant of non-qualified stock options to certain of its employees and contractors to purchase 1,910,000 of its common shares under the Option Plan.  A total of 1,895,000 options were granted with an exercise price of $4.02, which is equal to the closing price of the common stock on the OTCBB on the grant date, and a contractual term of ten years.  The options vest and become exercisable ratably over a two year period on each anniversary of the grant date.  At September 30, 2013, there were 11,105,000 options available for future grants under the Option Plan.

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

■
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

■
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

■	As the Company has paid no dividends, and has no present plans to pay dividends in the future, no dividends were assumed for purposes of the fair value estimate.

■	The risk-free rate is based on the implied yield of 7-year U.S. Treasury notes as of the grant date, as this period would reasonably coincide with the expected term.

 Stock-based compensation expense is recorded over the service/vesting period based on the estimated value of the options that are ultimately expected to vest. An initial estimated forfeiture rate of 3% has been assumed for this calculation, and stock-based compensation expense will be adjusted as necessary in subsequent periods to reflect actual forfeiture activity.

For the three and nine-month periods ended September 30, 2013, the Company recorded stock-based compensation expense for stock options, as follows:
	Three-Month Period Ended 9/30/2013	Nine-Month Period Ended 9/30/2013
Sales and marketing expenses	$282,925	$555,420
General and administrative expenses	67,680	94,500
Development expenses	270,556	377,838
	$621,161	$1,027,758

No stock-based compensation expense was recorded for any period prior to April 1, 2013.

The estimated unrecognized compensation cost related to non-vested stock option awards of $3,073,864 is expected to be recorded over the remaining weighted average vesting period of 1.24 years.

Stock option activity for the nine-month period ended September 30, 2013 was as follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of period	-	$4.02
Granted	1,895,000	$4.02
Forfeited	(535,000)
Exercised	-
Outstanding at end of period	1,360,000	$4.02
Remaining contractual life	9.62
Options exercisable at end of period	-

The estimated number of options outstanding as of September 30, 2013 and expected to vest was 1,299,412.  The options had no aggregate intrinsic value at September 30, 2013 since the September 30, 2013 closing price for the Company’s stock was lower than the exercise price.

On September 26, 2013, the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”). Under the RS Plan, the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock. On September 30, 2013, the Company granted 1,587,753 restricted shares to certain of its employees under the RS Plan.  These restricted shares vest on September 1, 2016 provided the employees are still employed by Xhibit on that date.  No compensation expense was recorded for this grant during the three-month period ended September 30, 2013.  At September 30, 2013, there were 8,412,247 shares available for future grants under the RS Plan.

NOTE 15 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all their employees with at least six months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.

The Company made no matching contributions to the Plan during the nine-month period ended September 30, 2013.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three and nine-month periods ended September 30, 2013, the Company paid ABC Internet Media, an entity owned by the Company’s Chief Technology Officer, approximately $27,000 and $81,000, respectively in lease payments for office space in Banja Luka, Bosnia-Herzegovina.

During the six-month period ended June 30, 2013 the Company paid WAT Works, LLC, an entity 50% owned by one of the Company’s employees, $108,704 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement. The Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company.

NOTE 17 – BUSINESS COMBINATION

On May 16, 2013, the Company completed its acquisition of SHC Parent Corp.  The Company exchanged 44,440,000 shares of its common stock for 100% of the outstanding shares of common stock of SHC Parent Corp.  While the market valuation of the acquisition was $227,618,670 or 44,440,000 shares at a price of $4.00 per share plus assumption of liabilities totaling $49,858,670, the independent valuation firm retained by Company valued the 44,440,000 shares at a price of approximately $0.5738 per share.  With the assumption of liabilities, the total purchase price was $75,358,670 as of May 16, 2013. As required by the terms of the acquisition, Chris Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who was later also appointed Chairman of the Xhibit Board of Directors.

The purchase price allocation, which was based on a qualified independent valuation as of the merger date, is as follows:

Cash	$4,369,535
Accounts receivable	3,893,179
Inventories	17,385,846
Property and equipment	5,267,121
Amortizing intangible assets	19,780,000
SkyMall tradename	7,170,000
Goodwill	15,622,726
Other assets	1,870,263
Liabilities assumed	(49,858,670)
$25,500,000

The following is the unaudited proforma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the nine-month periods ended September 30, 2013 and 2012.

	Three-Month Period Ended 9/30/13	Nine-Month Period Ended 9/30/12

Proforma revenues	70,497,878	$69,499,128
Proforma net loss	(16,208,601)	(6,558,533)
Proforma net loss per share (basic and diluted)	(0.15)	(0.11)

NOTE 18 – SEGMENT INFORMATION

In January 2013, the Company began operating in two reportable segments: Internet Marketing and Nutraceutical Products.  Effective May 16, 2013, upon consummation of the merger with SHC Parent Corp. and its subsidiaries, referred to collectively as the “SkyMall Companies”, the Company began operating a third reportable segment, SkyMall Products.  Each segment is managed separately and provides different products and services.  During the 2013 third quarter, the Company ceased selling nutraceutical products.

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

The following table presents information by segment for the three and nine-month periods ended September 30, 2013:

	For the three-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$2,084,876	$233,200	$18,048,597	$-	$20,366,673
Cost of revenues	970,102	209,337	11,500,097	-	12,679,536
Gross profit	1,114,774	23,863	6,548,500	-	7,687,137
Development expenses	-	-	-	482,299	482,299
Selling, general and administrative	1,753,919	-	8,749,538	3,682,398	14,185,855
Segment operating income (loss)	(639,145)	23,863	(2,201,038)	(4,164,697)	(6,981,017)
Interest and other expense	2,882	-	40,761	37,608	81,251
Net income (loss)	$(642,027)	$23,863	$(2,241,799)	$(4,202,305)	$(7,062,268)

	For the nine-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$5,168,138	$7,094,136	$27,641,195	$-	$39,903,469
Cost of revenues	2,077,428	6,737,697	17,597,944	-	26,413,069
Gross profit	3,090,710	356,439	10,043,251	-	13,490,400
Development expenses	-	-	-	1,127,780	1,127,780
Selling, general and administrative	2,658,914	809,587	13,216,629	7,956,609	24,641,739
Segment operating income (loss)	431,796	(453,148)	(3,173,378)	(9,084,389)	(12,279,119)
Interest and other expense	5,511	-	56,130	129,130	190,771
Net income (loss)	$426,285	$(453,148)	$(3,229,508)	$(9,213,519)	$(12,469,890)

	September 30,
	2013	2012
Property and equipment, net
SkyMall	$5,892,101	$-
Internet marketing	44,396	-
Nutraceutical products	4,460	-
Corporate	169,287	1,379,400
	$6,110,244	$1,379,400

	Nine-Month Periods Ended September 30,
	2013	2012
Additions to property and equipment
SkyMall	$903,067	$-
Internet marketing	24,576	-
Nutraceutical products	-	-
Corporate	155,666	619,554
	$1,083,309	$619,544

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

Overview
Xhibit Interactive, LLC ("Interactive") was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Interactive entered into a unit exchange agreement whereby the members of SpyFire Interactive, LLC doing business as Lead Revolution (“Lead Revolution”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Interactive’s units.  Concurrent with this transaction, Lead Revolution and Stacked became wholly-owned subsidiaries of Interactive.

On January 20, 2012, Interactive formed a subsidiary domiciled in Bosnia called Bosnia Xhibit d.o.o. (“Bosnian Sub”). The Bosnian Sub had no operations or activities until July 2012 when it hired five software programmers and developers from ABC Internet Media, a company formed and controlled by Dzenis Softic, Interactive's Chief Technology Officer, who was serving as a consultant at the time. Interactive believes the Bosnian sub provides it with the best opportunity for a more economical solution to have an “in-house” product development team.

On May 24, 2012, Interactive acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by Interactive’s former President, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of Interactive. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into Interactive and Bounce ceased to exist.

On September 4, 2012, Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("Xhibit" or the “Company”), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"),  and Interactive consummated a merger (the “Merger”) whereby Interactive became a wholly owned subsidiary of Xhibit.

Xhibit was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on September 17, 2002 (CASE NO. 00-13546-ECF-RIN).  It had been a shell corporation since inception until the Merger.  Immediately prior to the completion of the Merger, Xhibit did not conduct any business operations and had minimal assets and liabilities.

 Pursuant to the Merger, Xhibit issued 55,383,452 shares of its common stock to Interactive unit holders at a rate of 1.2641737582 shares of Xhibit's common stock for each Interactive unit.   Immediately following the Merger, Xhibit had 66,583,676 shares of common stock outstanding and no warrants or options outstanding.  The former members of Interactive owned 83.2% of Xhibit's outstanding securities, and Xhibit's shareholders owned 16.8% of Xhibit's outstanding securities.

On September 29, 2012, Xhibit formed a new subsidiary, FlyReply Corp. (“FlyReply”) which began development of a product which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers. The product was discontinued in September 2013.

 On September 24, 2012, Xhibit acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, TwitYap, LLC and Star Connect, LLC which the Company now refers to as its TwitYap social media properties. The Company obtained these assets for a total issuance of approximately 700,000 shares of common stock. In September 2013, the Company recorded an impairment charge of $2.3 million against the remaining TwitYap intangible asset value. During September 2013, the Company elected to terminate all further TwitYap development work and is currently evaluating future uses of the social media applications.

On December 1, 2012, the Company entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  The Company also hired five employees (including a 50% equity holder in WAT Works) at salaries ranging from $7,500 to $11,000 per month plus a bonus pool of five percent (5%) of EBITDA generated by these five at will employees in the consumer nutraceutical products industry.  Our agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  The Company agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development.  This Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company. During the first nine months of 2013, a majority of Interactive's revenues have been generated by these five employees from the sales of a weight loss product, colon cleanser and green coffee supplement.  Sales have been made in the United States, Australia and South Africa. During the quarter ended June 30, 2013, the Company discontinued all sales of nutraceutical products but continued to conduct internet marketing and advertising campaigns for customers which sell their own nutraceutical products through October 31, 2013 when all third party sales of nutraceutical products were discontinued as well.

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

SkyMall Ventures provides turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands such as Marriott Rewards, Caesar’s Entertainment and Capital One. SkyMall’s proprietary technology system allows SkyMall to precisely manage merchandise procurement across a vast network of vendors to ensure that the most current products are available for loyalty program members. In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment and customer service. For example, some sites feature the ability to include: (i) mixed payment options (the ability to combine points and dollars); (ii) multiple currencies and languages; and (iii) auctions.

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

Application of Critical Accounting Policies
 The Company has identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section when such policies affect our reported or expected financial results.

 In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. The Company bases our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Xhibit and all of its subsidiaries.  All significant intercompany accounts have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts
The Company carries its accounts receivable at the gross sales price of products sold less an allowance for doubtful accounts.  The adequacy of the allowance is evaluated each month as part of the month-end closing activities and all customer accounts are reviewed.  Recoveries of receivables previously written off are recorded when received.  Interest is not charged on overdue receivables, nor is collateral obtained on any amounts due.

Inventories
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

Intangible Assets
 Intangible assets consist primarily of the “SkyMall” tradename, the SkyMall loyalty program partner relationships, merchant relationships, customer relationships, purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition.  For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolescence, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During the three-month period ended September 30, 2013, the Company elected to terminate all further TwitYap development work and is currently evaluating future uses of social media applications.  Based on this decision, a $2.3 million impairment charge was recorded in September 2013 against the remaining TwitYap intangible asset values.

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

Revenue Recognition
The Company recognizes revenue when all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) no significant Company obligations remain, 3) delivery has occurred, 4) collection of the related receivable is reasonably assured, and 5) the fees are fixed or determinable.

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross sales price.  If the Company is not the primary obligor in the transaction or amounts earned are determined using a fixed percentage, revenue is recorded on a net basis.

Internet marketing revenue:
The Company recognizes revenue at the time services are performed and sales are generated on behalf of its customers.  Revenue is presented on a gross basis, net of discounts and allowances.

Net nutraceutical sales:
Revenue from product sales and gross outbound shipping and handling charges are recognized upon receipt of the product by the customer.  Nutraceutical products are contract manufactured, packaged and stored by third parties. Finished product is invoiced to the Company at the time of direct shipment, by the third-party fulfillment center, to the customer.  In accordance with the Company’s revenue recognition policy, the Company establishes a deferred revenue liability equal to five days which represents products that have shipped, but have not yet been received by the customers at the end of a given period.  The Company’s sales terms allow customers certain limited rights of return for a period of 30-days.

Net merchandise sales:
The Company recognizes revenue from merchandise sales when acting as the primary obligor upon shipment of product to customers by participating merchants, net of estimated returns and allowance.  Certain merchandise sales are reported on a net basis because the Company acts as an agent in the sale rather than as the primary obligor. Variable margin revenue is recognized as merchandise sales on a net basis at the time a customer places an order and is based on a percentage of the merchandise sales price.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of income.

Gift card sales:
The Company has a gift card program which provides fulfillment of gift cards for large loyalty programs that offer gift card reward options in their program.  The Company recognizes revenue from gift card sales when acting as the primary obligor upon shipment of product to customers, net of estimated returns and allowance.  Under certain of its partner agreements, the Company earns a margin that is charged in addition to the cost of the gift card.  For these sales, the Company records gift card revenue for only the margin amount.

Placement fees:
Placement fees include margin amounts paid to the Company by participating merchants for inclusion of their products in the Company's catalogs.  Placement fees can be either fixed or combined with other variable arrangements depending on the agreement the Company has with the participating merchant.  Placement fee revenue is recognized on a straight-line basis over the circulation period of the catalog, which is generally three months.  Placement fees billed in advance of distribution of the related catalog are recorded as a contra receivable account.

Shipping and handling costs
Amounts billed to customers related to shipping and handling costs ($2,267,756 and zero for the nine months ended September 30, 2013 and 2012, respectively) are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Catalog expenses
Catalog production costs include expenses related to creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs.  The Company expenses catalog production costs over the circulation period of the catalog, which is generally three months.

Advertising
The Company expenses advertising costs when such costs are incurred.

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 14 in the included financial statements for further information and required disclosures related to stock-based compensation.

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

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach.  The Company had no material uncertain tax positions at September 30, 2013 or December 31, 2012.

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

The following table presents information by segment for the nine and three months ended September 30, 2013:

	For the three-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$2,084,876	$233,200	$18,048,597	$-	$20,366,673
Cost of revenues	970,102	209,337	11,500,097	-	12,679,536
Gross profit	1,114,774	23,863	6,548,500	-	7,687,137
Development expenses	-	-	-	482,299	482,299
Selling, general and administrative	1,753,919	-	8,749,538	3,682,398	14,185,855
Segment operating income (loss)	(639,145)	23,863	(2,201,038)	(4,164,697)	(6,981,017)
Interest and other expense	2,882	-	40,761	37,608	81,251
Net income (loss)	$(642,027)	$23,863	$(2,241,799)	$(4,202,305)	$(7,062,268)

	For the nine-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$5,168,138	$7,094,136	$27,641,195	$-	$39,903,469
Cost of revenues	2,077,428	6,737,697	17,597,944	-	26,413,069
Gross profit	3,090,710	356,439	10,043,251	-	13,490,400
Development expenses	-	-	-	1,127,780	1,127,780
Selling, general and administrative	2,658,914	809,587	13,216,629	7,956,609	24,641,739
Segment operating income (loss)	431,796	(453,148)	(3,173,378)	(9,084,389)	(12,279,119)
Interest and other expense	5,511	-	56,130	129,130	190,771
Net income (loss)	$426,285	$(453,148)	$(3,229,508)	$(9,213,519)	$(12,469,890)

	September 30,
	2013	2012
Property and equipment, net
SkyMall	$5,892,101	$-
Internet marketing	44,396	-
Nutraceutical products	4,460	-
Corporate	169,287	1,379,400
	$6,110,244	$1,379,400

	Nine-Month Periods Ended September 30,
	2013	2012
Additions to property and equipment
SkyMall	$903,067	$-
Internet marketing	24,576	-
Nutraceutical products	-	-
Corporate	155,666	619,554
	$1,083,309	$619,554

Results of Operations   (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations for the nine-month period ended September 30, 2013 include the operating results of SkyMall only from the May 16, 2013 merger date.  The results of operations for the three and nine-month periods ended September 30, 2012 do not include the operating results of SkyMall.

Three-month period ended September 30, 2013 compared to the three-month period ended September 30, 2012

Revenues. Revenue for the three-month period ended September 30, 2013 was $20.4 million compared to $2.9 million for the three-month period ended September 30, 2012, an increase of $17.5 million (600%).

Of the $17.5 million increase, $18.1 million came from revenues generated by SkyMall, which was offset by a decrease in revenue in our other business segments of $0.6 million (21%).  The decrease relates primarily to the Company’s internet marketing segment where sales to existing customers declined as management focused on higher margin accounts and determined to no longer pursue high volume, lower margin clients.

During the three-month period ended September 30, 2013, the Company had a high concentration of revenue and credit risk as its two largest customers accounted for 40% of its total revenues, each of which was a SkyMall loyalty customer.

Cost of revenues.  Cost of revenues was $12.7 million for the three-month period ended September 30, 2013 compared to $1.3 million for the three-month period ended September 30, 2012, an increase of $11.4 million (873%).

Of the $11.4 million increase, $11.5 million was attributable to SkyMall.  Excluding the SkyMall costs, cost of revenue decreased by $0.1 million (10%) primarily due to the decrease in internet marketing revenue.  The Company’s gross profit rate, excluding SkyMall, was 50% for the three-month period ended September 30, 2013 compared to 55% for the comparable period in 2012.

Catalog expenses. Catalog expenses were $1.7 million for the three-month period ended September 30, 2013 compared to zero for the three-month period ended September 30, 2012.  The entire increase is attributable to SkyMall.  Prior to the SkyMall Merger, the Company incurred no catalog expenses.

Sales and marketing expenses.  Sales and marketing expenses were $4.4 million for the three-month period ended September 30, 2013 compared to $0.3 million for the three-month period ended September 30, 2012, an increase of $4.1 million.

Of the $4.1 million increase, $3.4 million was attributable to SkyMall operating activity.  The remaining $0.7 million increase was primarily the result of stock-based compensation of $0.3 million for the three-month period ended September 30, 2013 and a higher number of employees in 2013.

Customer service and fulfillment expenses.  Customer service and fulfillment expense was $0.6 million for the three-month period ended September 30, 2013 compared to zero for the three-month period ended September 30, 2012.  Customer service and fulfillment expenses consist of wages and other costs associated with the SkyMall’s customer care center.  Prior to the SkyMall Merger, the Company incurred no customer service and fulfillments expenses.

General and administrative expenses.  General and administrative expenses were $4.3 million for the three-month period ended September 30, 2013 compared to $0.9 million for the three-month period ended September 30, 2012, an increase of $3.4 million (361%).

Of the $3.4 million increase, $2.8 million was attributable to SkyMall operating activity.  The remaining $0.6 million (61%) increase is the result of a number of factors including a $0.7 million bad debt expense charge for certain aged nutraceutical receivables.

Impairment charge.  As a result of the Company’s decision to terminate all further TwitYap development work and uncertainty around the application’s future use, a $2.3 million impairment charge was recorded against the remaining TwitYap technology and non-compete agreement intangible assets values in September 2013.  No impairment charge was recorded during the three-month period ended September 30, 2012.

Restructuring charge.  During September 2013, the Company implemented a restructuring plan to reduce operating costs and as a result, the Company recorded a $0.9 million restructuring charge for severance benefits and lease exit costs to consolidate the Company’s workforce into one location.  No restructuring charge was recorded during the three-month period ended September 30, 2012.

Development expenses.  Development expenses were $0.5 million for the three-month period ended September 30, 2013 compared to $0.1 million for the three-month period ended September 30, 2012, an increase of $0.3 million (228%).  The increase is primarily due to stock-based compensation of $0.3 million in 2013 for which no similar amount was recorded in 2012.

Loss from operations.  The Company recorded a loss from operations of $7.0 million for the three-month period ended September 30, 2013 compared to an operating income of $0.2 million for the three-month period ended September 30, 2012, an increase in loss of $7.2 million.

Of the $7.2 million increase in operating loss, $2.2 million was attributable to SkyMall.  The remaining $5.0 million increase in loss is primarily due to the following factors: the $2.3 million impairment charge on the write off of intangible assets; the $0.9 million restructuring charge; stock-based compensation totaling $0.6 million; and $0.5 million less gross profit as a result of lower sales levels.

Nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012

Revenues.  Revenue for the nine-month period ended September 30, 2013 was $39.9 million compared to $7.4 million for the nine-month period ended September 30, 2012, an increase of $32.5 million (438%).

Of the $39.9 million increase, $27.7 million came from revenues generated by SkyMall.  The remaining $4.8 million (65%) increase was primarily the result of $7.1 million in nutraceutical sales generated during the nine-month period ended September 30, 2013 that did not exist during the same prior year period.  This increase was partially offset by a $2.3 million reduction in internet marketing revenue in 2013.

During the nine-month period ended September 30, 2013, the Company had a high concentration of revenue and credit risk as its two largest customers accounted for 32% of its total revenues, each of which was a SkyMall loyalty customer.

Cost of revenues.  Cost of revenues was $26.4 million for the nine-month period ended September 30, 2013 compared to $4.1 million for the nine months ended September 30, 2012, an increase of $22.3 million (538%).

Of the $22.3 million increase, $17.6 million was attributable to SkyMall.  The remaining $4.7 million (113%) increase was primarily due to costs attributable to nutraceutical products incurred during the current the nine months ended September 30, 2013 whereas no comparable costs were incurred in the same prior year period.  The increase in nutraceutical cost of sales were partially offset by an approximate $0.8 million reduction in ESP servicing expense, $0.9 million reduction in publisher payments associated with revenues from the largest customer of Interactive, AdCafe, as well as an additional $1.0 million in reduced ad network related publisher payments.

Catalog expenses. Catalog expense was $2.4 million for the nine-month period ended September 30, 2013 compared to zero for the nine-month period ended September 30, 2012.  The entire increase is attributable to SkyMall.  Prior to the SkyMall Merger, the Company incurred no catalog expenses.

Sales and marketing expenses.  Sales and marketing expenses were $8.0 million for the nine-month period ended September 30, 2013 compared to $.8 million for the nine-month period ended September 30, 2012, an increase of $7.2 million (958%).

Of the $7.2 million increase, $5.5 million was attributable to SkyMall operating activity.  The remaining $1.8 million (235%) increase consists primarily of stock-based compensation of $0.6 million in 2013 which did not exist in 2012, higher payroll costs of $0.8 million as a result of increase sales personnel, and $0.3 million of third party call center services to promote and support the sale of nutraceutical products.

Customer service and fulfillment expenses. Customer service and fulfillment expense was $1.0 million for the nine-month period ended September 30, 2013 compared to zero for the nine-month period ended September 30, 2012.  Customer service and fulfillment expenses consist of wages and other costs associated with the SkyMall’s customer care center.  Prior to the SkyMall Merger, the Company incurred no customer service and fulfillment expenses.

General and administrative expenses.  General and administrative expenses were $10.1 million for the nine-month period ended September 30, 2013 compared to $2.4 million for the nine-month period ended September 30, 2012, an increase of $7.7 million (314%).

Of the $7.7 million increase, $4.2 million was attributable to SkyMall operating activity.  The remaining $3.4 million, or 143% increase, is primarily the result of a number of factors including: non-cash stock-based compensation of $1.7 million ($1.6 million for consulting services in connection with the SkyMall Merger and $0.1 million to employees), $0.7 million increase in bad debt expense, $0.6 million increase in depreciation and amortization, $0.3 million increase in legal, accounting fees and professional fees, $0.2 million in salaries, wages and contract labor.  The increases in depreciation and amortization expense and salaries and wages were the result of the acquisition of the Twit Yap social media intangible assets and related salaries.  The increase in legal fees was a result of legal fees related to potential acquisitions and the SkyMall merger.

Impairment charge.  As a result of the Company’s decision to terminate all further TwitYap development work and uncertainty around the application’s future use, a $2.3 million impairment charge was recorded against the remaining TwitYap technology and non-compete agreement intangible asset values in September 2013.  No impairment charge was recorded during the three-month period ended September 30, 2012.

Restructuring charge.  During September 2013, the Company implemented a restructuring plan to reduce operating costs and as a result, the Company recorded a $0.9 million restructuring charge for severance benefits and lease exit costs to consolidate the Company’s workforce into one location.  No restructuring charge was recorded during the nine-month period ended September 30, 2012.

Development expenses.  Development expenses were $1.1 million for the nine-month period ended September 30, 2013 compared to $0.3 million for the nine-month period ended September 30, 2012, an increase of $0.8 million (235%).  The increase consists primarily of non-cash stock-based compensation of $0.4 million and increased payroll costs for the Company’s development team in Bosnia to support the Company’s continued focus on developing new web and mobile based products, services and technologies in support of its growth strategies.

Loss from operations.  The Company recorded a loss from operations of $12.3 million for the nine-month period ended September 30, 2013 compared to an operating loss of $0.2 million for the three-month period ended September 30, 2012, an increase in loss of $12.0 million.  Of the $12.0 million increase in operating loss, $3.2 million was attributable to SkyMall.  The remaining $8.8 million increase in loss is primarily due to the $2.3 million impairment charge, the $0.9 million restructuring charge, stock-based compensation totaling $2.6 million ($1.6 million for consulting services in connection with the SkyMall Merger and $1.0 million to employees), and losses totaling $1.5 million in our Nutraceutical Products segment.

Off-Balance Sheet Items
The Company had no off-balance sheet items as of September 30, 2013.

Liquidity and Capital Resources

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred a loss from operations for the nine-month period ended September 30, 2013 of $12.3 million, has used $6.6 million in cash for operating activities through this current nine-month period, and has a working capital deficit of $29.0 million at September 30, 2013.  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements included in this quarterly report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	Elimination of unprofitable business units and product offerings.
•	Integration of the heritage Xhibit and SkyMall operations to gain better efficiencies.
•	Aggressively seek new and additional sales opportunities.
•	Improve product gross margins through product sourcing efficiencies.

        At September 30, 2013, cash totaled $5.6 million compared to $0.4 million at December 31, 2012.

As of November 11, 2013, management believes that the Company's monthly required fixed cash operating expenditures are approximately $1.5 million.  Additionally, we anticipate spending minimal amounts during the remainder of 2013 for capital expenditures. While the Company has sufficient cash and debt financing to operate and pursue its business objectives, it does not have sufficient cash for the next 12 months to repay existing indebtedness unless it reaches its profitability, extends repayment of its credit facility and/or term debt due in June 2014 and September 2014 respectively, obtains additional financing or any combination thereof. Failure to reach profitability, extend the due date of its debt facilities, obtain financing, or a combination thereof, could result in the need to significantly restructure operations.

The Company owes $200,000 to a shareholder which is due on December 31, 2013 pursuant to a short term unsecured promissory note.

Due to the substantial delay in obtaining access to its reserves for its growing nutraceutical sales, the Company needed to raise short term capital to fund working capital and between March 28, 2013 and May 29, 2013 raised over $1 million from employees and shareholders through one year notes which pay interest at 10% on the principal amount regardless of when they are repaid and are due in late March and May 2014. As the Company discontinued sales of nutraceutical products during the second quarter of 2013, it no longer needs the merchant accounts to finance the purchase of its products by consumers over the internet.  Management believes all of these merchant accounts receivable balances will be collected, but there is no assurance this will occur.

On May 10, 2013, the SkyMall Companies entered into a $7.65 million credit agreement (collectively, the “Credit Facility”) with JPMorgan Chase Bank, N.A. (the “Lender”). The Credit Facility is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries. All $7.65 million had been drawn down as of September 30, 2013.

The Credit Facility bears interest at the rate of 50 basis points above the LIBOR rate payable monthly, and is due and payable in full on July 1, 2014. Upon an event of default under the Credit Agreement, the interest rate increases automatically by 3% per annum.  The Credit Facility, the Continuing Guarantees and the Continuing Security Agreements contain customary representations and warranties, events of default, affirmative covenants and negative covenants. The covenants in the Credit Facility, among other things, require the SkyMall Companies to continue to operate in their respective ordinary courses of business, maintain certain banking relationships and control accounts with the Lender. They also impose restrictions and limitations on, among other things, investments, dividends, acquisitions, asset sales, and the ability of the SkyMall Companies to incur or guarantee additional debt and additional liens. The Credit Facility is also guaranteed by an affiliate company controlled by Jahm Najafi, a member of the Company's Board of Directors and a majority shareholder of the Company through beneficial ownership.

 The SkyMall Companies have an ongoing relationship with the Lender for which it has received customary fees and expenses. The Lender provides commercial banking services, including custody and cash management services, to the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall, LLC; a Trademark Collateral Agreement executed by SkyMall, LLC; and a Trademark And Copyright Collateral Agreement executed by the Company.

On September 18, 2013, the Company borrowed $5.0 million from an entity which is an affiliate of and controlled by Jahm Najafi, a member of the Company’s Board of Directors and a majority shareholder of the Company through beneficial ownership (the “Term Debt”).  The Term Debt matures on September 18, 2014 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Term Debt is junior to the Bank Line but is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies.

 Operating activities.  Net cash used in operating activities during the nine-month period ended September 30, 2013 was $6.6 million compared to $0.2 million of net cash provided by operating activities for the nine-month period ended September 30, 2012.  Cash used in operating activities during the nine-month period ended September 30, 2013 consisted primarily of the cash losses from operations (net income adjusted for non-cash charges) of $3.9 million and the negative impact of net working capital changes of $2.8 million.  The negative impact of working capital changes is primarily due to the net paydown of accounts payable exceeding the net collection of accounts receivable.

 Investing activities.  Net cash provided by investing activities for the nine-month period ended September 30, 2013 was $3.3 million compared to cash used in investing activities of $0.6 million for the nine-month period ended September 30, 2012.  The cash provided from investing activities in 2013 consisted of the $4.4 million cash acquired with the SkyMall merger partially offset by $1.1 million in purchases of property and equipment.  Capital additions in 2013 consist primarily of SkyMall’s new e.Commerce platform which launched in August 2013.

 Financing activities.  Net cash provided by financing activities for the nine-month period ended September 30, 2013 was $8.6 million as compared to $.4 million for the nine-month period ended September 30, 2012. Net cash provided by financing activities during 2013 consisted of a $2.9 million draw down on the Company’s bank line of credit, term debt borrowings of $5.0 million, net of deferred financing fees paid of $0.3 million and proceeds received from the issuance of $1.0 million in unsecured promissory notes to related parties. At September 30, 2013, there was $12.6 outstanding under the Company’s term debt and bank line of credit.

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

Part II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

From time to time, the Company is involved in various lawsuits, legal proceedings or claims that arise in the ordinary course of business.  While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, we do not believe any such legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, results of operations, financial position or cash flows.  Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A – RISK FACTORS

 There have been no material changes to the risk factors contained in the Form 10-K filed on April 16, 2013, except for the addition of the following risk factors:

General

Our ability to continue as a going concern.
Management believes that the Company is at risk of its next audit report containing explanatory language that substantial doubt exists about its ability to continue as a going concern, as the Company has had significant losses from operations for the nine months ended September 30, 2013, has used approximately $6.6 million in cash from operations and has a working capital deficit of approximately $29.0 million at September 30, 2013.  While the Company has sufficient cash and debt financing to operate and pursue its business objectives, it does not have sufficient cash for the next 12 months to repay existing indebtedness unless it reaches its profitability, extends repayment of its credit facility and/or term debt due in June 2014 and September 2014 respectively, obtains additional financing or any combination thereof. Failure to reach profitability, extend the due date of its debt facilities, obtain financing, or a combination thereof, could result in the need to significantly restructure operations.

Our inflight catalog purchases may decrease with internet access on all airlines.
With internet access now available on all airlines, we have direct competition from e-commerce retailers which was not present before. The substantial increase in the number of air carriers which provide internet access has resulted in additional competition from e-commerce retailers which is likely to result in fewer retail sales of our products as we no longer have the only in-flight "purchase option".

Since we are controlled by a major shareholder and creditor, non-management shareholders will be unable to affect the outcome in matters requiring shareholder approval and our major shareholder and director has a conflict of interest as a creditor.
A substantial number of our shares of common stock are controlled by Jahm Najafi through his beneficial ownership of approximately 59 million shares.  His voting agreement with Chris Richarde, a founder and former CEO, President and Chairman of the Board of Xhibit requires that Mr. Najafi or one of his designees is elected to the Board.  Mr. Najafi essentially has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders.  An affiliate of Mr. Najafi's is a guarantor and secures the Company's credit line with JPMorgan Chase and another affiliate is the creditor of a $5 million term loan secured by all assets and subordinated only to JPMorgan Chase; therefore, his interests may at times be more aligned with creditors than shareholders.  Mr. Najafi’s interests as a creditor conflict in certain circumstances with those of other stockholders.  Ownership of a majority of our common stock by our second largest creditor who is also a guarantor of our largest creditor may impact the price of our common stock.

We rely primarily on our new Chief Executive Officer and Chairman Kevin Weiss, the loss of whom could adversely affect our success and development.
Our success largely depends upon our new CEO and Chairman, Kevin Weiss. His leadership will be a factor in our growth and ability to meet our business objectives. We are in the process of obtaining a key man life insurance policy on Mr. Weiss but there is no assurance as to the amount of coverage available and most likely will be payable to our secured lenders as long as our secured debt remains outstanding. The loss of Mr. Weiss could slow the growth of our business, or result in the need for substantial restructuring of our business, which may result in the decline of our share price.

Our level of indebtedness could materially adversely affect our ability to generate sufficient cash to repay our outstanding debt, our ability to react to changes in our business and our ability to incur additional indebtedness to fund future needs.
We have incurred substantial indebtedness to finance working capital. Our credit agreement and term loan is fully extended with over $12.6 million of indebtedness and is secured by all of the assets of the Company and its subsidiaries. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness.  All of our debt matures in less than one year and if we cannot extend some of the maturity dates it may be difficult to avoid a default. A default may result in a foreclosure of all of the Company’s assets and make our common stock worthless. Our high level of indebtedness, combined with our other financial obligations and contractual commitments, could:

■	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under our credit agreement of future indebtedness;

■	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

■	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage;

■	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

■	limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes;

■	reduce or delay investments and capital expenditures; and

■	cause any refinancing of our indebtedness to be at higher interest rates and require us to comply with more onerous covenants, which could further restrict our business operations.

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

Our two largest clients represent 40% of our consolidated revenue for the quarter.
We depend on two large clients for a significant portion of our consolidated revenue. Our largest client generated approximately 26% of our revenue. A decrease in revenue from any of our significant clients for any reason such as a pricing decrease or use of alternative service providers could have a material adverse effect on our consolidated revenue. We have no control over our clients' rewards programs and consumer preferences. Our revenue declined for the quarter from our largest client as a result of its decision to change the points pricing to its customers.

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

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 – MINE SAFETY DISCLOSURES

None.

Item 5 – OTHER INFORMATION

None.

Item 6 – EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
*** Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2013.

XHIBIT CORP. (Registrant)

By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer
(Principal Financial and Accounting Officer)