Form 10-Q/A
period 2013-06-30
Xhibit Corp.
filed 2014-09-10
CIK 1393631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

(602) 254-9777
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 16, 2013, the Company had 112,279,298 shares of its $0.0001 par value common stock issued and outstanding.

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed by Xhibit Corp. (“Xhibit” or the “Company”) with the Securities and Exchange Commission (“SEC”) on August 19, 2013.  The following items have been revised:

•	Part I — Item 1. Financial Statements

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 needed to be restated to correct the accounting for the SkyMall merger in such financial statements.  The Audit Committee’s determination was based upon analysis of the issues raised in comment letters from the SEC related to the Company’s accounting for the SkyMall Merger.  Please refer to Note 2, “Restatement” to the Notes to Condensed Consolidated Financial Statements for more information on the restatement.

The restatement did not have any effect on the previously reported statements of operations data for the three and six month periods ended June 30, 2013.  The restatement also did not have any effect on the Company’s cash or debt balances.  The following table shows the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2013:

	As of June 30, 2013
	As Previously Recorded	As Restated	Variance
Total current assets	$23,130,302	$23,130,302	$-
Total assets	$75,087,728	$200,683,728	125,596,000
Total current liabilities	$48,634,688	$48,634,688	-
Total liabilities	$49,447,867	$49,447,867	-
Additional paid-in capital	$32,315,213	$157,911,213	125,596,000
Accumulated deficit	$(6,686,580)	$(6,686,580)	-
Total stockholders' equity	$25,639,861	$151,235,861	125,596,000

Except as described above, no other revisions are being made to the financial statements and disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the revisions discussed above. Information in the amended financial statements and disclosures that is not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on August 19, 2013.

-i-

-ii-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Restatement of 2013 Financial Statements
As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company restated its financial statements for the quarterly period ended June 30, 2013 to correct the accounting for the SkyMall merger.

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Restated and Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,726,667	$363,172
Accounts receivable, net	5,863,235	699,207
Inventories	13,718,835	-
Prepaid expenses	1,821,565	79,191
Total current assets	23,130,302	1,141,570

Other assets:
Security deposit	35,231	32,731
Property and equipment, net	6,976,047	1,429,773
Intangibles, net	170,240,562	2,752,974
Other	301,586	-

TOTAL ASSETS	$200,683,728	$5,357,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,467,703	$640,736
Accrued interest, related parties	-	16,164
Customer deposits	16,071,392	-
Revolving line of credit	7,650,000	-
Notes payable, related parties	1,245,000	700,000
Deferred revenue	77,390	-
Deferred lease incentive - current portion	123,203	123,203
Total current liabilities	48,634,688	1,480,103

Non-current liabilities:
Deferred rent liability	258,768	236,476
Deferred lease incentive - non-current portion	554,411	616,013

Total liabilities	49,447,867	2,332,592

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $0.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $0.0001 par value, 112,279,298 and 67,310,726 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	11,228	6,731
Additional paid-in capital	157,911,213	4,296,682
Accumulated deficit	(6,686,580)	(1,278,957)
Total shareholders' equity	151,235,861	3,024,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$200,683,728	$5,357,048

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:
Internet marketing revenues	$1,580,984	$2,389,725
Net revenues from nutraceutical sales	4,604,091	-
Merchandise sales, net	6,091,367	-
Placement fees	1,691,636	-
Gift cards and other	2,563,663	-
Total revenues	16,531,741	2,389,725
Cost of revenues:	11,595,440	1,455,511
Gross profit	4,936,301	934,214

Operating expenses:
Catalog expenses	759,363	-
Sales and marketing	2,202,738	234,783
Customer service and fulfillment	314,241	-
General and administrative	5,612,510	923,539
Research and development	357,242	102,499
Total operating expenses	9,246,094	1,260,821

Loss from operations	(4,309,793)	(326,607)

Other income (expense):
Interest expense	(32,901)	(15,107)
Other income	4,781	-

Net loss	$(4,337,913)	$(341,714)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.01)

Weighted-average common shares used to calculate net loss per common share:
Basic and diluted	90,608,624	66,583,676

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:
Internet marketing revenues	$3,083,263	$4,509,233
Net revenues from nutraceutical sales	6,860,936	-
Merchandise sales, net	6,091,367	-
Placement fees	1,691,636	-
Gift cards and other	2,563,663	-
Total revenues	20,290,865	4,509,233
Cost of revenues:	14,221,789	2,835,336
Gross profit	6,069,076	1,673,897

Operating expenses:
Catalog expenses	759,363	-
Sales and marketing	2,711,491	488,261
Customer service and fulfillment	314,241	-
General and administrative	6,960,049	1,494,417
Research and development	628,808	189,825
Total operating expenses	11,373,952	2,172,503

Loss from operations	(5,304,876)	(498,606)

Other income (expense):
Interest expense	(41,096)	(19,668)
Other income	4,781	-
Loss on debt conversion	(66,431)	-

Net loss	$(5,407,622)	$(518,274)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.01)

Weighted-average common shares used to calculate net loss per common share:
Basic and diluted	79,456,896	66,583,676

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
	2013	2012
Cash flows from operating activities:	(Restated)
Net loss	$(5,407,622)	$(518,274)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	894,533	10,890
Non-cash compensation	2,030,501	-
Expenses paid by shareholder and donated to the company	-	11,185
Tenant improvement allowance	(61,602)	-
Loss on debt conversion	66,431	-
Bad debt expense	58,119	-
Changes in operating assets and liabilities:
Accounts receivable	(1,328,968)	52,779
Accounts receivable, related party	-	8,750
Inventory	3,667,011	-
Prepaid expenses	(97,714)	95,605
Other assets	(80,543)	-
Accounts payable and accrued expenses	2,638,845	283,546
Accounts payable, related party	-	34,526
Deferred revenue	77,390	-
Deferred rent liability	22,292	38,277
Customer deposits	(8,865,320)	-
Net cash (used in) provided by operating activities	(6,386,647)	17,284

Cash flows from investing activities:
Cash acquired in SkyMall merger	4,369,535	-
Purchases of property and equipment	(514,393)	(564,131)
Net cash provided by (used in) investing activities	3,855,142	(564,131)

Cash flows from financing activities:
Borrowings on bank line of credit	2,900,000	-
Proceeds from note payable to related party	1,035,000	700,000
Repayment of note payable to related party	(40,000)	(333,516)
Net cash provided by financing activities	3,895,000	366,484

Net increase (decrease) in cash	1,363,495	(180,363)

Cash, beginning of period	363,172	241,077

Cash, end of period	$1,726,667	$60,714

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with note conversion	$450,000	$-
Issuance of common stock in connection with merger	$151,096,000	$-
Construction in progress paid for with tenant improvement allowance	$-	$790,550

Cash paid for:
Interest	$27,625	$-
Taxes	$24,208	$-

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Restated and Unaudited)

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

NOTE 2 - RESTATEMENT

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 needed to be restated to correct the accounting for the merger with SkyMall (the “SkyMall Merger”) in such financial statements.  The Audit Committee’s determination was based upon its analysis of issues raised in comment letters from the SEC related to the Company’s accounting for the SkyMall Merger.

When the Company originally recorded the SkyMall Merger, the Board of Directors did not believe the market price for Xhibit’s common stock on the merger date was reliable and/or representative of fair value.  Accordingly, the Company valued the SkyMall Merger based on the fair value of the assets acquired and liabilities assumed.  The Company has now performed a re-assessment of the SkyMall Merger fair value and has determined that an active market for Xhibit’s common stock existed and, accordingly, the fair value of the shares issued to former owners of SkyMall (the “Merger Shares”) should have been used to value the SkyMall Merger.

Based on its reassessment of the SkyMall Merger fair value, the Company has recorded additional consideration of $125,596,000 for the SkyMall Merger.  The Company engaged an independent valuation firm to assist with a purchase price allocation based on the revised valuation.

The following table shows the effects of the restatement on the Company’s purchase price allocation for the assets acquired and liabilities assumed in the SkyMall Merger as of May 17, 2013:

	As of May 17, 2013
	As Previously Recorded	As Restated	Variance
Current assets	$27,297,780	$27,297,780	$-
Property and equipment	5,267,121	5,267,121	-
Amortizable intangible assets	19,780,000	19,430,000	(350,000)
SkyMall tradename	7,170,000	7,170,000	-
Goodwill	15,622,726	141,568,726	125,946,000
Other assets	221,043	221,043	-
Liabilities assumed	(49,858,670)	(49,858,670)	-
	$25,500,000	$151,096,000	$125,596,000

The restatement did not have any effect on the Company’s previously reported condensed consolidated statement of operations for the three and six month periods ended June 30, 2013.  The following table show the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2013:

	As of June 30, 2013
	As Previously Recorded	As Restated	Variance
Total current assets	$23,130,302	$23,130,302	$-
Total assets	$75,087,728	$200,683,728	$125,596,000
Total current liabilities	$48,634,688	$48,634,688	$-
Total liabilities	$49,447,867	$49,447,867	$-
Additional paid-in capital	$32,315,213	$157,911,213	$125,596,000
Accumulated deficit	$(6,686,580)	$(6,686,580)	$-
Total stockholders' equity	$25,639,861	$151,235,861	$125,596,000

NOTE 3 -SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 13 for further information and required disclosures related to stock-based compensation.

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

Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment annually or whenever events or changes in circumstances indicate that an impairment may have occurred.  The Company performs an annual impairment assessment, or whenever events or circumstances indicate impairment may have occurred.  Effective January 1, 2013, the Company began operating two reporting segments (Internet Marketing and Nutraceutical Products) and upon consummation of the SkyMall Merger in May 2013, the Company began operating a third reporting unit (SkyMall).  Beginning in 2013, the Company evaluates the need for an impairment charge for goodwill recorded in each reporting unit based on the fair value of the respective reporting unit.  No impairment charge for goodwill was recorded during the three month period ended June 30, 2013 but goodwill was substantially impaired at December 31, 2013 (Note 18).

Business Combination
The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets.  The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date.  The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively.  All other adjustments are recorded to the consolidated statements of operations.  The Company did not record any measurement period adjustments during the six month period ended June 30, 2013.  Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations.  The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

Comprehensive Income (Loss)
Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized.  Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss).  The Company did not have any items of comprehensive income (loss) for the six month periods ended June 30, 2013 or 2012.

Reclassification
Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial presentation.  Such reclassifications were not material individually or in the aggregate.

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

NOTE 4 - ACCOUNTS RECEIVABLE

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

NOTE 5 - INVENTORIES

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	6/30/2013	12/31/12
Computers, office equipment and software	$863,414	$102,170
Furniture, fixtures and other	194,993	104,522
Buildings and improvements	3,971,878	-
Leasehold improvements	1,422,851	1,344,595
	6,453,135	1,551,287
Less accumulated depreciation	(328,067)	(121,514)
Construction in progress	850,980	-
	$6,976,047	$1,429,773

Depreciation expense was $106,490 and $5,351 for the three month periods ended June 30, 2013 and 2012, respectively and was $176,276 and $10,890 for the six month periods ended June 30, 2013 and 2012, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2013 and December 31, 2012:

		6/30/13	12/31/12
Amortizing intangible assets:
Loyalty partner relationships	8 years	$13,800,000	$-
Merchant relationships	5 years	4,570,000	-
Technology	3 years	1,666,399	1,666,399
Non-compete agreements	2 years	1,531,801	1,241,801
Internally developed software	4 years	550,000	-
Customer database	4 years	220,000	-
		19,338,200	2,908,200
Accumulated amortization		(836,364)	(155,226)
		18,501,836	2,752,947
SkyMall tradename		7,170,000	-
Goodwill		141,568,726	-
		$170,240,562	$2,752,974

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
$21,851,835

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 9 – REVOLVING LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. that refinanced an existing line of credit (the “Bank Line”).  The Bank Line expires on June 30, 2014 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries. In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed an affiliate company controlled by Jahm Najafi, a member of the Company's Board of Directors and the Company’s majority shareholder through beneficial ownership.  At June 30, 2013, there was $7,650,000 outstanding under the Bank Line.

NOTE 10 - SHAREHOLDERS’ EQUITY

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

NOTE 11 - FAIR VALUE MEASUREMENTS

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturities of those instruments.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - STOCK-BASED COMPENSATION

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

NOTE 14 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all their employees with at least 6 months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.

The Company made no matching contributions to the Plan during the six month period ended June 30, 2013.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

On May 10, 2013, SkyMall, LLC ("SkyMall"), a wholly owned subsidiary of SHC Parent Corp. ("SHC"), which is a wholly-owned subsidiary of the Company, entered into a $7.65 million credit agreement (collectively, the "Credit Facility") with JPMorgan Chase Bank, N.A. (the "Lender").  In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by an affiliate company controlled by Mr. Najafi, a member of the Company's Board of Directors and the Company’s majority shareholder through beneficial ownership.

NOTE 16 – BUSINESS COMBINATION

On May 16, 2013, the Company completed its acquisition of SHC Parent Corp.  The Company issued 44,440,000 of its shares of common stock in exchange for 100% of the outstanding shares of common stock of SHC Parent Corp.  The Company valued the 44,440,000 shares issued in the SkyMall Merger at fair value.  With the assumption of liabilities, the total purchase price for the assets was $200,954,670 as of May 16, 2013.  As required by the terms of the acquisition, Mr. Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who also joined the Board.

The purchase price allocation, which was based on a qualified independent valuation as of the merger date, is as follows:

Cash	$4,369,535
Accounts receivable	3,893,179
Inventories	17,385,846
Prepaid expenses	1,649,220
Property and equipment	5,267,121
Amortizing intangible assets	19,430,000
SkyMall tradename	7,170,000
Goodwill	141,568,726
Other assets	221,043
Liabilities assumed	(49,858,670)
$151,096,000

The following is the unaudited proforma statement of operations data of the combined entity as though the business combination had been effected as of the beginning of the comparable annual reporting period for the six-month periods ended June 30, 2013 and 2012.

	6/30/13	6/30/12

Proforma revenues	$48,832,059	$45,638,240
Proforma net loss	(9,146,273)	(5,736,428)
Proforma net loss per share (basic and diluted)	(0.08)	(0.05)

NOTE 17 – SEGMENT INFORMATION

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

NOTE 18 - SUBSEQUENT EVENTS

On July 31, 2013, Mr. Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde.  As a condition of the Release Agreement, Mr. Richarde sold 5,000,000 of his shares to a shareholder of the Company, 15,000,000 shares to X Shares, LLC (“X Shares”), an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, and canceled 4,440,064 of his shares. Mr. Richarde’s sale of the 15,000,000 shares to X Shares was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation of $27,037,500 in September 2013, when the sale occurred, for the difference between the actual price paid and fair value of the shares.  While the closing market value of the Company’s common stock was $2.15 per share on the date the sale occurred, the Company determined the market value should be reduced by a 15% discount for trading restrictions associated with such a large number of shares to a fair value amount of $1.8275 per share.  Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock and was the Company’s second largest shareholder.

On September 18, 2013, the Company borrowed $5,000,000 from SMXE Lending, LLC (“SMXE”), an entity controlled by Mr.  Najafi, (the “Term Debt”).  The Term Debt matures on September 18, 2014 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Term Debt is junior to the existing Bank Line, which continued in its current form, but is fully guaranteed by, and secured by all of the assets of, the Company and its subsidiaries, including the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of the Company and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall, LLC; a Trademark Collateral Agreement executed by SkyMall, LLC; and a Trademark And Copyright Collateral Agreement executed by the Company.

In accordance with the Company’s accounting policy, an impairment review was undertaken of goodwill and intangible assets during the 2013 year-end financial statement closing process.  The Company determined that a review of the qualitative factors of its recorded goodwill as described in ASC 350-20-35-3 was not going to benefit its analysis since the acquisition had occurred so recently.  However, the Company determined that the following conditions surrounding the fair value of the SkyMall reporting unit raised concerns that the fair value of the SkyMall reporting unit could be less than the carrying value, including goodwill:

•
From the SkyMall Merger closing to December 31, 2013, the Xhibit market share price had decreased by 63% (from $4.00 to $1.50 per share), despite significant increases in all major market indexes during this same period.

•	Revenue growth in both SkyMall’s Commerce and Loyalty business units did not occur as anticipated during the latter part of 2013.

•
SkyMall executed a reduction in force in the third quarter of 2013 in which 13 corporate positions, including SkyMall’s President, who had served in that role since 2003, were eliminated.  These position eliminations represented 14% of SkyMall’s corporate staff.

Based on the factors noted above, the Company believed an impairment test was required.  The Company engaged an independent valuation firm to assist the Company in conducting the impairment test.  A quantitative Step 1 test was first performed by comparing the fair value of the SkyMall reporting unit at December 31, 2013 to the related carrying value, including goodwill.  This Step 1 test showed that the carrying value of the SkyMall reporting unit did exceed fair value and accordingly, an impairment analysis of the implied fair value of the SkyMall reporting unit’s goodwill and other intangible assets using customary valuation methodologies, including income (i.e., discounted cash flow) and market analyses was performed.  Based on the results of the impairment analysis, the Company determined that an impairment had occurred in the SkyMall reporting unit with respect to the restated goodwill and certain other intangible assets.  An impairment charge of $137,764,842 for goodwill and certain other intangible assets was recorded at December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2014.

XHIBIT CORP. (Registrant)

By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer
(Principal Financial and Accounting Officer)