Form 10-Q/A
period 2013-09-30
Xhibit Corp.
filed 2014-09-10
CIK 1393631

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

This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, originally filed by Xhibit Corp. (“Xhibit” or the “Company”) with the Securities and Exchange Commission (“SEC”) on November 15, 2013.  The following items have been revised:

•	Part I — Item 1.Financial Statements

•	Part I — Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2013 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013:

	As of September 30, 2013
	As Previously Recorded	As Restated	Variance
Total current assets	$20,210,420	$20,210,420	$-
Total assets	$68,455,317	$194,051,317	$125,596,000
Total current liabilities	$49,256,562	$49,256,562	$-
Total liabilities	$49,256,562	$49,256,562	$-
Additional paid-in capital	$32,936,818	$185,570,318	$152,633,500
Accumulated deficit	$(13,748,847)	$(40,786,347)	$(27,037,500)
Total stockholders' equity	$19,198,755	$144,794,755	$125,596,000

	Three-Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$20,366,673	$20,366,673	$-
Gross profit	$7,687,137	$7,687,137	$-
Total operating expenses	$14,668,154	$41,705,654	$27,037,500
Loss from operations	$(6,981,017)	$(34,018,517)	$(27,037,500)
Net loss	$(7,062,268)	$(34,099,768)	$(27,037,500)
Basic and diluted net loss per share	$(0.06)	$(0.31)	$(0.25)

	Nine-Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$39,903,469	$39,903,469	$-
Gross profit	$13,490,400	$13,490,400	$-
Total operating expenses	$25,769,519	$52,807,019	$27,037,500
Loss from operations	$(12,279,119)	$(39,316,619)	$(27,037,500)
Net loss	$(12,469,890)	$(39,507,390)	$(27,037,500)
Basic and diluted net loss per share	$(0.14)	$(0.36)	$(0.22)

Except as described above, no other revisions are being made to the financial statements and disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the revisions discussed above.  Information in the amended financial statements and disclosures that is not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 15, 2013.

-i-

-ii-

Part I.  FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

Restatement of 2013 Financial Statements
As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company restated its financial statements for the quarterly period ended September 30, 2013 to correct the accounting for the SkyMall merger.

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Restated and Unaudited)	(Audited)
Current assets:
Cash	$5,632,040	$363,172
Accounts receivable, net	2,863,492	699,207
Inventories	9,204,203	-
Prepaid expenses	2,510,685	79,191
Total current assets	20,210,420	1,141,570

Security deposit	-	32,731
Property and equipment, net	6,110,244	1,429,773
Intangibles, net	167,043,462	2,752,974
Other assets	687,191	-

TOTAL ASSETS	$194,051,317	$5,357,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,240,652	$363,160
Accrued expenses	1,792,482	168,094
Accrued payroll and related expenses	630,785	109,482
Accrued interest, related parties	44,202	16,164
Customer deposits	17,663,441	-
Revolving line of credit	7,650,000	-
Term debt, related party	5,000,000		-
Notes payable, related parties	1,235,000	700,000
Deferred lease incentive - current portion	-	123,203
Total current liabilities	49,256,562	1,480,103

Deferred rent liability	-	236,476
Deferred lease incentive - non-current portion	-	616,013

Total liabilities	49,256,562	2,332,592

SHAREHOLDERS' EQUITY
Preferred stock, authorized 80,000,000 shares, $0.0001 par value, none issued or outstanding	-	-
Common stock, authorized 480,000,000 shares, $0.0001 par value, 107,839,234 and 67,310,726 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10,784	6,731
Additional paid-in capital	185,570,318	4,296,682
Accumulated deficit	(40,786,347)	(1,278,957)
Total shareholders' equity	144,794,755	3,024,456

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$194,051,317	$5,357,048

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:	(Restated)
Internet marketing revenues	$2,084,876	$2,910,099
Net revenues from nutraceutical sales	233,200	-
Merchandise sales, net	10,596,252	-
Placement fees	2,958,325	-
Gift cards and other	4,494,020	-
Total revenues	20,366,673	2,910,099
Cost of revenues:	12,679,536	1,303,730
Gross profit	7,687,137	1,606,369

Operating expenses:
Catalog expenses	1,675,973	-
Sales and marketing	4,351,681	266,158
Customer service and fulfillment	644,385	-
General and administrative	4,349,592	944,080
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	27,037,500	-
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Development expenses	482,299	146,952
Total operating expenses	41,705,654	1,357,190

Income (loss) from operations	(34,018,517)	249,179
Other income (expense):
Interest expense	(55,412)	(17,655)
Other income (expense)	(12,283)	637

Income (loss) before income taxes	(34,086,212)	232,161
Income tax provision	13,556	--
Net income (loss)	$(34,099,768)	$232,161

Net income (loss) per common share:
Basic and diluted	$(0.31)	$0.00

Weighted-average shares used to calculate net income (loss) per common share:
Basic and diluted	109,960,598	66,632,691

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	2013	2012
Revenues:	(Restated)
Internet marketing revenues	$5,168,138	$7,419,332
Net revenues from nutraceutical sales	7,094,136	-
Merchandise sales, net	16,003,383	-
Placement fees	4,649,961	-
Gift cards and other	6,987,851	-
Total revenues	39,903,469	7,419,332
Cost of revenues:	26,413,069	4,139,066
Gross profit	13,490,400	3,280,266

Operating expenses:
Catalog expenses	2,435,336	-
Sales and marketing	7,979,897	754,419
Customer service and fulfillment	958,626	-
General and administrative	10,103,656	2,438,497
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	27,037,500	-
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Development expenses	1,127,780	336,777
Total operating expenses	52,807,019	3,529,693

Loss from operations	(39,316,619)	(249,427)
Other income (expense):
Interest expense	(108,838)	(37,323)
Other income (expense)	4,828	637
Loss on debt conversion	(66,431)	-
Loss before income taxes	(39,487,060)	(286,113)
Income tax provision	20,330	-

Net loss	$(39,507,390)	$(286,113)

Net loss per common share:
Basic and diluted	$(0.44)	$(0.00)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	90,480,880	61,714,643

See notes to condensed consolidated financial statements (unaudited)

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
	2013	2012
Cash flows from operating activities:	(Restated)
Net loss	$(39,507,390)	$(286,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,097,768	61,740
Non-cash stock-based compensation	2,627,758	-
Expenses paid by shareholder and donated to the company	-	11,185
Tenant improvement allowance	(92,402)	(20,534)
Loss on debt conversion	66,431	-
Non-cash stock-based compensation resulting from the sale of stock between affiliate shareholders	27,037,500	-
Impairment charge	2,287,300	-
Restructuring charge	876,924	-
Bad debt expense	813,038	-
Non-cash interest expense for amortization of deferred financing costs	12,283	-
Changes in operating assets and liabilities:
Accounts receivable	915,856	(4,007)
Accounts receivable, related party	-	8,750
Inventories	8,181,643	-
Prepaid expenses	(788,499)	43,483
Other assets	(183,634)	-
Accounts payable	(3,509,826)	205,847
Accrued expenses	(17,311)	(-
Accrued payroll and related expenses	(213,203)	-
Accrued interest, related parties	28,038	-
Accounts payable, related party	-	(14,820)
Deferred rent liability	33,437	165,195
Customer deposits	(7,273,271)	-
Net cash provided by (used in) operating activities	(6,607,560)	170,726

Cash flows from investing activities:
Cash acquired in SkyMall merger	4,369,535	-
Purchases of property and equipment	(1,083,310)	(619,554)
Net cash provided by (used in) investing activities	3,286,225	(619,554)

Cash flows from financing activities:
Borrowings on bank line of credit	2,900,000	-
Term debt borrowings	5,000,000	-
Deferred financing fees paid	(294,797)	-
Proceeds from note payable to related party	1,035,000	700,000
Repayment of note payable to related party	(50,000)	(333,516)
Net cash provided by financing activities	8,590,203	366,484

Net increase (decrease) in cash	5,268,868	(82,344)
Cash, beginning of period	363,172	241,077
Cash, end of period	$5,632,040	$158,733

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with note conversion	$450,000	$-
Issuance of common stock in connection with merger	151,096,000	-
Stock cancellation	444	-
Shares issued for intangible assets acquired		2,908,200
Construction in progress paid for with tenant improvement allowance	-	790,550

Cash paid for:
Interest	$96,555	$25,000
Taxes	20,330	-

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

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde.  As a condition of the Release Agreement, Mr. Richarde sold 5,000,000 of his shares to a shareholder of the Company, 15,000,000 shares to X Shares, LLC (“X Shares”), an entity controlled by Jahm Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, and canceled 4,440,064 of his shares (Note 16).  Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock and was the Company’s second largest shareholder.

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

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2013 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2013:

	As of September 30, 2013
	As Previously Recorded	As Restated	Variance
Total current assets	$20,210,420	$20,210,420	$-
Total assets	$68,455,317	$194,051,317	$125,596,000
Total current liabilities	$49,256,562	$49,256,562	$-
Total liabilities	$49,256,562	$49,256,562	$-
Additional paid-in capital	$32,936,818	$185,570,318	$152,633,500
Accumulated deficit	$(13,748,847)	$(40,786,347)	$(27,037,500)
Total stockholders' equity	$19,198,755	$144,794,755	$125,596,000

	Three Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$20,366,673	$20,366,673	$-
Gross profit	$7,687,137	$7,687,137	$-
Total operating expenses	$14,668,154	$41,705,654	$27,037,500
Loss from operations	$(6,981,017)	$(34,018,517)	$(27,037,500)
Net loss	$(7,062,268)	$(34,099,768)	$(27,037,500)
Basic and diluted net loss per share	$(0.06)	$(0.31)	$(0.25)

	Nine Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$39,903,469	$39,903,469	$-
Gross profit	$13,490,400	$13,490,400	$-
Total operating expenses	$25,769,519	$52,807,019	$27,037,500
Loss from operations	$(12,279,119)	$(39,316,619)	$(27,037,500)
Net loss	$(12,469,890)	$(39,507,390)	$(27,037,500)
Basic and diluted net loss per share	$(0.14)	$(0.43)	$(0.29)

NOTE 3 -SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill
Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment annually or whenever events or changes in circumstances indicate that an impairment may have occurred.  The Company performs an annual impairment assessment, or whenever events or circumstances indicate impairment may have occurred.  Effective January 1, 2013, the Company began operating two reporting segments (Internet Marketing and Nutraceutical Products) and upon consummation of the SkyMall Merger in May 2013, the Company began operating a third reporting unit (SkyMall).  Beginning in 2013, the Company evaluates the need for an impairment charge for goodwill recorded in each reporting unit based on the fair value of the respective reporting unit.  No impairment charge for goodwill was recorded during the three month period ended September 30, 2013 but goodwill was substantially impaired at December 31, 2013 (Note 19).

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

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 15 for further information and required disclosures related to stock-based compensation.

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

Business Combination
The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets.  The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date.  The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively.  All other adjustments are recorded to the consolidated statements of operations.  The Company did not record any measurement period adjustments during the nine month period ended September 30, 2013.  Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations.  The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

Comprehensive Income (Loss)
Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized.  Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss).  The Company did not have any items of comprehensive income (loss) for the nine month periods ended September 30, 2013 or 2012.

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

 NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Trade receivables	$10,154,468	$699,207
Merchant bank receivables	313,676	-
Placement fees billed in advance of distribution	(5,950,636)	-
Allowance for doubtful accounts	(1,654,016)	-
	$2,863,492	$699,207

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	9/30/2013	12/31/2012
Computers, office equipment and software	$2,256,471	$102,170
Furniture, fixtures and other	194,735	104,522
Buildings and improvements	3,971,880	-
Leasehold improvements	-	1,344,595
	6,423,086	1,551,287
Less accumulated depreciation	(365,255)	(121,514)
Construction in progress	52,413	-
	$6,110,244	$1,429,773

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

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 2013 and December 31, 2012:

	Life	9/30/2013	12/31/2012
Amortizing intangible assets:
Loyalty partner relationships	8 years	$13,800,000	$-
Merchant relationships	5 years	4,570,000	-
Technology	3 years	-	1,666,399
Non-compete agreements	2 years	290,000	1,241,801
Internally developed software	4 years	550,000	-
Customer database	4 years	220,000	-
		19,430,000	2,908,200
Accumulated amortization		(1,125,264)	(155,226
		18,304,736	2,752,974
SkyMall tradename		7,170,000	-
Goodwill		141,568,726	-
		$167,043,462	$2,752,974

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

Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2013	$752,875
2014	3,011,500
2015	2,942,750
2016	2,901,500
2017	2,771,813
Thereafter	6,274,297
$18,654,735

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

NOTE 9 – TERM DEBT - RELATED PARTY

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by Mr. Najafi, a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership (the “Term Debt”).  The Term Debt matures on September 18, 2014 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Term Debt is junior to the Bank Line but is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall, LLC; a Trademark Collateral Agreement executed by SkyMall, LLC; and a Trademark And Copyright Collateral Agreement executed by the Company.

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

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

NOTE 11 – SHAREHOLDERS’ EQUITY

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

NOTE 12 – FAIR VALUE MEASUREMENTS

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
$2,287,300

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On November 9, 2011, Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012. In connection with the Company's restructuring plan, the Company ceased the use of its Tempe office during September 2013; as a result, the deferred lease incentive was written off. Refer to Note 14 for further information related to the Company's restructuring plan.

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

NOTE 14 – RESTRUCTURING CHARGE

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

NOTE 15 - STOCK-BASED COMPENSATION

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

NOTE 16 – STOCK-BASED COMPENSATION RESULTING FROM SALE OF STOCK BETWEEN AFFILIATE SHAREHOLDERS

As a condition to the Release Agreement, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership (Note 1).  This sale was done partially for the benefit of both the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037,500 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares.

NOTE 17 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all their employees with at least six months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.

The Company made no matching contributions to the Plan during the nine-month period ended September 30, 2013.

NOTE 18 – RELATED PARTY TRANSACTIONS

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

NOTE 19 – BUSINESS COMBINATION

On May 16, 2013, the Company completed its acquisition of SHC Parent Corp.  The Company issued 44,440,000 shares of its common stock in exchange for 100% of the outstanding shares of common stock of SHC Parent Corp.  The Company valued the 44,440,000 shares issued in the SkyMall Merger at fair value.  With the assumption of liabilities, the total purchase price for the assets was $200,954,670 as of May 16, 2013.  As required by the terms of the acquisition, Mr. Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who was later also appointed Chairman of the Xhibit Board of Directors.

The purchase price allocation, which was based on a qualified independent valuation as of the merger date, is as follows:

Cash	$4,369,535
Accounts receivable	3,893,179
Inventories	17,385,846
Property and equipment	5,267,121
Prepaid expenses	1,649,220
Amortizing intangible assets	19,430,000
SkyMall tradename	7,170,000
Goodwill	141,568,726
Other assets	221,043
Liabilities assumed	(49,858,670)
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

The unaudited proforma data above excludes the stock-based compensation resulting from the sale of stock between affiliate shareholders recorded in September 2013 (Note 16).

NOTE 20 – SEGMENT INFORMATION

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

The following table presents information by segment for the three and nine-month periods ended September 30, 2013:

	For the three-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$2,084,876	$233,200	$18,048,597	$-	$20,366,673
Cost of revenues	970,102	209,337	11,500,097	-	12,679,536
Gross profit	1,114,774	23,863	6,548,500	-	7,687,137
Development expenses	-	-	-	482,299	482,299
Selling, general and administrative	1,753,919	-	8,749,538	3,682,398	14,185,855
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	-	-	-	27,037,500	27,037,500
Segment operating income (loss)	(639,145)	23,863	(2,201,038)	(31,202,197)	(34,018,517)
Interest and other expense	2,882	-	40,761	37,608	81,251
Net income (loss)	$(642,027)	$23,863	$(2,241,799)	$(31,239,805)	$(34,099,768)

	For the nine-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$5,168,138	$7,094,136	$27,641,195	$-	$39,903,469
Cost of revenues	2,077,428	6,737,697	17,597,944	-	26,413,069
Gross profit	3,090,710	356,439	10,043,251	-	13,490,400
Development expenses	-	-	-	1,127,780	1,127,780
Selling, general and administrative	2,658,914	809,587	13,216,629	7,956,609	24,641,739
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	-	-	-	27,037,500	27,037,500
Segment operating income (loss)	431,796	(453,148)	(3,173,378)	(36,121,889)	(39,316,619)
Interest and other expense	5,511	-	56,130	129,130	190,771
Net income (loss)	$426,285	$(453,148)	$(3,229,508)	$(36,251,019)	$(39,507,390)

	September 30,
	2013	2012
Property and equipment, net
SkyMall	$5,892,101	$-
Internet marketing	44,396	-
Nutraceutical products	4,460	-
Corporate	169,287	1,379,400
	$6,110,244	$1,379,400

	Nine-Month Periods Ended September 30,
	2013	2012
Additions to property and equipment
SkyMall	$903,067	$-
Internet marketing	24,576	-
Nutraceutical products	-	-
Corporate	155,666	619,554
	$1,083,309	$619,544

NOTE 21 – SUBSEQUENT EVENT

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

Based on the factors noted above, the Company believed an impairment test was required.  The Company engaged an independent valuation firm to assist the Company in conducting the impairment test.  A quantitative Step 1 test was first performed by comparing the fair value of the SkyMall reporting unit at December 31, 2013 to the related carrying value, including goodwill.  This Step 1 test showed that the carrying value of the SkyMall reporting unit did exceed fair value and accordingly, an impairment analysis of the implied fair value of the SkyMall reporting unit’s goodwill and other intangible assets using customary valuation methodologies, including income (i.e., discounted cash flow) and market analyses was performed.  Based on the results of the impairment analysis, the Company determined that an impairment had occurred in the SkyMall reporting unit with respect to the restated goodwill and certain other intangible assets.  An impairment charge of $137,734,842 for goodwill and certain other intangible assets was recorded at December 31, 2013.

Item 2 - MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 needed to be restated to correct the accounting for the SkyMall merger in such financial statements.  The Audit Committee’s determination was based upon analysis of the issues raised in comment letters from the SEC related to the Company’s accounting for the SkyMall Merger.  Please refer to Note 2, “Restatement” to the Notes to the Company’s Condensed Consolidated Financial Statements for more information on the restatement.

The following tables show the effects of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2013 and statements of operations for the three and nine month periods ended September 30, 2013:

Except as described above, no other revisions are being made to the financial statements and disclosures presented in the original Form 10-Q.  This amended Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the revisions discussed above.  Information in the amended financial statements and disclosures that is not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 15, 2013.

	As of September 30, 2013
	As Previously Recorded	As Restated	Variance
Total current assets	$20,210,420	$20,210,420	$-
Total assets	$68,455,317	$194,051,317	$125,596,000
Total current liabilities	$49,256,562	$49,256,562	$-
Total liabilities	$49,256,562	$49,256,562	$-
Additional paid-in capital	$32,936,818	$185,570,318	$152,633,500
Accumulated deficit	$(13,748,847)	$(40,786,347)	$(27,037,500)
Total stockholders' equity	$19,198,755	$144,794,755	$125,596,000

	Three-Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$20,366,673	$20,366,673	$-
Gross profit	$7,687,137	$7,687,137	$-
Total operating expenses	$14,668,154	$41,705,654	$27,037,500
Loss from operations	$(6,981,017)	$(34,018,517)	$(27,037,500)
Net loss	$(7,062,268)	$(34,099,768)	$(27,037,500)
Basic and diluted net loss per share	$(0.06)	$(0.31)	$(0.25)

	Nine-Month Period Ended September 30, 2013
	As Previously Recorded	As Restated	Variance
Revenues	$39,903,469	$39,903,469	$-
Gross profit	$13,490,400	$13,490,400	$-
Total operating expenses	$25,769,519	$52,807,019	$27,037,500
Loss from operations	$(12,279,119)	$(39,316,619)	$(27,037,500)
Net loss	$(12,469,890)	$(39,507,390)	$(27,037,500)
Basic and diluted net loss per share	$(0.14)	$(0.44)	$(0.30)

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

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde.  As a condition of the Release Agreement, Mr. Richarde sold 5,000,000 of his shares to a shareholder of the Company, 15,000,000 shares to X Shares, LLC (“X Shares”), an entity controlled by Jahm Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, and canceled 4,440,064 of his shares (Note 16).  Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock and was the Company’s second largest shareholder.

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

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Xhibit and all of its subsidiaries.  Iintercompany accounts have been eliminated in consolidation.

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

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment annually or whenever events or changes in circumstances indicate that an impairment may have occurred.  The Company performs an annual impairment assessment, or whenever events or circumstances indicate impairment may have occurred.  Effective January 1, 2013, the Company began operating two reporting segments (Internet Marketing and Nutraceutical Products) and upon consummation of the SkyMall Merger in May 2013, the Company began operating a third reporting unit (SkyMall).  Beginning in 2013, the Company evaluates the need for an impairment charge for goodwill recorded in each reporting unit based on the fair value of the respective reporting unit.  No impairment charge for goodwill was recorded during the three month period ended September 30, 2013 but goodwill was substantially impaired at December 31, 2013.

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

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period. Refer to Note 15 in the included financial statements for further information and required disclosures related to stock-based compensation.

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

Business Combination
The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets.  The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date.  The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively.  All other adjustments are recorded to the consolidated statements of operations.  The Company did not record any measurement period adjustments during the nine month period ended September 30, 2013.  Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations.  The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

The following table presents information by segment for the nine and three months ended September 30, 2013:

	For the three-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$2,084,876	$233,200	$18,048,597	$-	$20,366,673
Cost of revenues	970,102	209,337	11,500,097	-	12,679,536
Gross profit	1,114,774	23,863	6,548,500	-	7,687,137
Development expenses	-	-	-	482,299	482,299
Non-cash stock-base compensation resulting from sale of stock between affiliate shareholders	-	-	-	27,037,500	27,037,500
Selling, general and administrative	1,753,919	-	8,749,538	3,682,398	14,185,855
Segment operating income (loss)	(639,145)	23,863	(2,201,038)	(31,202,197)	(34,018,517)
Interest and other expense	2,882	-	40,761	37,608	81,251
Net income (loss)	$(642,027)	$23,863	$(2,241,799)	$(31,239,805)	$(34,099,768)

	For the nine-month period ended September 30, 2013
	Internet Marketing	Nutraceutical Products	SkyMall	Corporate	Consolidated
Revenues	$5,168,138	$7,094,136	$27,641,195	$-	$39,903,469
Cost of revenues	2,077,428	6,737,697	17,597,944	-	26,413,069
Gross profit	3,090,710	356,439	10,043,251	-	13,490,400
Development expenses	-	-	-	1,127,780	1,127,780
Non-cash stock-base compensation resulting from sale of stock between affiliate shareholders	-	-	-	27,037,500	27,037,500
Selling, general and administrative	2,658,914	809,587	13,216,629	7,956,609	24,641,739
Segment operating income (loss)	431,796	(453,148)	(3,173,378)	(36,121,889)	(39,316,619)
Interest and other expense	5,511	-	56,130	129,130	190,771
Net income (loss)	$426,285	$(453,148)	$(3,229,508)	$(36,251,019)	$(39,507,390)

	September 30,
	2013	2012
Property and equipment, net
SkyMall	$5,892,101	$-
Internet marketing	44,396	-
Nutraceutical products	4,460	-
Corporate	169,287	1,379,400
	$6,110,244	$1,379,400

	Nine-Month Periods Ended September 30,
	2013	2012
Additions to property and equipment
SkyMall	$903,067	$-
Internet marketing	24,576	-
Nutraceutical products	-	-
Corporate	155,666	619,554
	$1,083,309	$619,554

Results of Operations   (Note: dollar amounts are rounded to the nearest one-tenth of a million, percentages are actual)

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations for the three-month period ended September 30, 2013 include the operating results of SkyMall for the entire time period whereas the results of operations for the nine-month period ended September 30, 2013 include the operating results of SkyMall only from the May 16, 2013 merger date.  The results of operations for the three and nine-month periods ended September 30, 2012 do not include the operating results of SkyMall.

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

General and administrative expenses.  General and administrative expenses were $4.3 million for the three-month period ended September 30, 2013 compared to $0.9 million for the three-month period ended September 30, 2012, an increase of $3.4 million.

Of the $3.4 million increase, $2.8 million was attributable to SkyMall operating activity.  The remaining $0.6 million (61%) increase is the result of a number of factors including a $0.7 million bad debt expense charge for certain aged nutraceutical receivables.

Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders.  In September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and a the Company’s majority shareholder through beneficial ownership.  This sale was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares (See Note 16 to the Condensed Consolidated Financial Statements).  No similar charge was recorded during the year ended December 31, 2012.

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

Loss from operations.  The Company recorded a loss from operations of $34.0 million for the three-month period ended September 30, 2013 compared to an operating income of $0.2 million for the three-month period ended September 30, 2012, an increase in loss of $34.2 million.

Of the $34.2 million increase in operating loss, $2.2 million was attributable to SkyMall and $27.0 million was attributable to the September Stock Sale.  The remaining $5.0 million increase in loss is primarily due to the following factors: the $2.3 million impairment charge on the write off of intangible assets; the $0.9 million restructuring charge; stock-based compensation totaling $0.6 million; and $0.5 million less gross profit as a result of lower sales levels.

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

General and administrative expenses.  General and administrative expenses were $10.1 million for the nine-month period ended September 30, 2013 compared to $2.4 million for the nine-month period ended September 30, 2012, an increase of $7.7 million.

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

Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders.  In September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and a the Company’s majority shareholder through beneficial ownership.  This sale was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares (See Note 16 to the Condensed Consolidated Financial Statements).  No similar charge was recorded during the year ended December 31, 2012.

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

Loss from operations.  The Company recorded a loss from operations of $39.3 million for the nine-month period ended September 30, 2013 compared to an operating loss of $0.2 million for the three-month period ended September 30, 2012, an increase in loss of $39.1 million.  Of the $39.1 million increase in operating loss, $3.2 million was attributable to SkyMall and $27.0 million was attributable to the September Stock Sale.

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