Form 10-K
period 2013-12-31
Xhibit Corp.
filed 2014-09-10
CIK 1393631

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52678

Registrant, State of Incorporation, Address and Telephone Number

XHIBIT CORP.
(a Nevada corporation)

1520 E. Pima St.
Phoenix, AZ 85034
 (602) 281-3554

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐      No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The aggregate market value of Registrant’s Common Stock held by non-affiliates was $20,548,049 based on a $0.80 average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014), and was $75,805,581 based on a $4.44 average bid and asked price as of June 28, 2013.

As of September 8, 2014, there were 108,232,935 shares of the Registrant's $0.0001 par value Common Stock outstanding.

Explanatory Note

This Annual Report on Form 10-K is being filed late.  As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 needed to be restated to correct the accounting for the merger of SkyMall with and into Xhibit Corp. (the “SkyMall Merger”) in such financial statements.  The Audit Committee’s determination was based upon analysis of the issues raised in comment letters from the Securities and Exchange Commission (“SEC”) related to the Company’s accounting for the SkyMall Merger.

As a result of these restatements, the Company elected not to file this Annual Report on Form 10-K until the Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2013 and September 30, 2013 had been filed with the SEC.

Xhibit Corp.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

-i-

PART I

ITEM 1.  BUSINESS

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-K to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and its subsidiaries, SHC Parent Corp., SkyMall Interests, LLC, SkyMall, LLC, SkyMall Ventures, LLC, Xhibit Interactive, LLC, SpyFire Interactive, LLC, Stacked Digital, LLC, Xhibit Bosnia d.o.o., and FlyReply Corp.  All referencesbelow in this report on Form 10-K to "Xhibit" are to Xhibit Corp., a Nevada corporation, and all of its subsidiaries except for SHC Parent Corp., SkyMall Interests, LLC, SkyMall, LLC, and SkyMall Ventures, LLC.  All references below in this report on Form 10-K to “SkyMall” or the “SkyMall Companies” are to SHC Parent Corp., SkyMall Interests, LLC, SkyMall, LLC, and SkyMall Ventures, LLC.

Any Company websites referenced in this Report are not a part of this Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Disclosures included in this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by words such as “anticipate,” “plan,” “believe,” “seek,” “estimate,” “expect,” “could,” and words of similar meanings and include, without limitation, statements about the expected future business and financial performance of the Company such as financial projections, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.  Investors and others should consider the cautionary statements and risk factors discussed in Item 1A below.  Actual outcomes and results may differ materially from these expectations and assumptions because of changes in political, economic, business, competitive, market, regulatory, and other factors.  Xhibit Corp. undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

On January 20, 2012, Interactive formed a subsidiary domiciled in Bosnia called Xhibit, d.o.o. (“Bosnian Sub”). The Bosnian Sub had no operations or activities until July 2012 when it hired five software programmers and developers from ABC Internet Media, a company formed and controlled by Dzenis Softic, Interactive's former Chief Technology Officer, who was serving as a consultant at the time.  The Bosnian Sub’s operations, which primarily consisted of developing products and platforms for Xhibit’s Interactive Development business, were discontinued on May 30, 2014 and consolidated into the Company’s existing IT operations in Phoenix, Arizona.

On May 24, 2012, Interactive acquired Social Bounce LLC ("Bounce"), a social media and online game development company founded on August 2, 2011 and majority owned by our former CEO, as its third operating subsidiary. Bounce was acquired to obtain domain names and social media/online gaming properties to consolidate with the operations of the other subsidiaries of Interactive. Bounce had nominal assets and no operations prior to May 24, 2012.  On August 30, 2012, Bounce was merged into Interactive and Bounce ceased to exist.

On June 4, 2012, Xhibit Corp., f/k/a NB Manufacturing, Inc., a Nevada corporation ("Xhibit Corp), NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), and Interactive consummated a merger (the “Merger”) whereby Interactive became a wholly owned subsidiary of Xhibit.

Xhibit Corp. was incorporated on September 19, 2001 in the State of Nevada pursuant to a U.S. Bankruptcy Court Chapter 11 Reorganization Plan for New Bridge Products, Inc., confirmed on June 17, 2002 (CASE NO. 00-13546-ECF-RIN).  Xhibit Corp. had been a shell corporation since inception until the Merger.  Immediately prior to the completion of the Merger, Xhibit Corp. did not conduct any business operations and had minimal assets and liabilities.

Pursuant to the Merger, Xhibit Corp. issued 55,383,452 shares of its common stock to holders of Units of Interactive at a rate of 1.2641737582 shares of Xhibit Corp.'s common stock for each Interactive Unit.  Immediately following the Merger, Xhibit Corp. had 66,583,676 shares of common stock outstanding and no warrants or options outstanding.  The former members of Interactive owned 83.2% of Xhibit Corp.'s outstanding securities, and Xhibit Corp.'s shareholders owned 16.8% of Xhibit Corp.'s outstanding securities.

On June 29, 2012, Xhibit Corp. formed a new subsidiary, FlyReply Corp. (“FlyReply”) which began development of a product which provides turn-key cloud based marketing CRM solutions on a subscription basis to customers.  The business operations of FlyReply were discontinued in the third quarter of 2013.

On September 24, 2012, Xhibit Corp. acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which Xhibit Corp. referred to as its TwitYap social media properties.  Xhibit Corp. obtained these assets for a total issuance of 700,000 shares of common stock.  Xhibit Corp. is no longer pursuing any social media business.

On December 1, 2012, Xhibit Corp. entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  Our agreement with WAT Works engaged the Company to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  In June 2013, the Marketing Services Agreement was terminated at no cost to the Company.  Also effective June 30, 2013, we discontinued all sales of nutraceutical products but continued to conduct internet marketing and advertising campaigns for customers that sell their own nutraceutical products.  In October 31, 2013, we completely shut down the nutraceutical products business and all third party marketing of nutraceutical products were discontinued.

On May 16, 2013, Xhibit Corp. entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit Corp., Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders.  Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit Corp. SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall, LLC, a Delaware limited liability company (“SkyMall, LLC”), and SkyMall Ventures, LLC, a Delaware limited liability company (“SkyMall Ventures,” and, collectively with SHC, Interests and SkyMall, LLC, the “SkyMall Companies”).  The former shareholders of SHC became shareholders of Xhibit Corp., receiving 44,440,000 shares of Xhibit common stock as part of the SkyMall Merger. The business of Xhibit Corp. which it conducted prior to the acquisition of SkyMall has been discontinued and the Company now operates solely the business conducted historically by SkyMall.

On September 9, 2014, SkyMall LLC sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. (“Connexions”) pursuant to a Membership Interest Purchase Agreement dated as of the same date (the “MIPA”), for a cash purchase price of $24,000,000, of which $3,200,000 was placed into escrow to fund specific potential indemnity claims (the “SkyMall Ventures Sale”). SkyMall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based upon a formula related to the operating profit of SMV during the 12 months following the closing. The MIPA contains customary representations, warranties and indemnities. In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC will provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance. The Transition Services Agreement provides for a term of up to 18 months, in exchange for which Connexions will pay a fee equal to SkyMall LLC's cost of providing such services, which is initially estimated to be approximately $415,000 per month. In addition, Xhibit Corp. entered into a Limited Guarantee guaranteeing the indemnity reimbursement obligations of SkyMall LLC under the MIPA.

Between June 2013 and June 2014, we terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 we sold our Loyalty business unit, SkyMall Ventures.  After September 9, 2014, all of our revenue will come from the SkyMall Commerce business, which generated revenue of approximately $33.7 million in 2013 on a pro forma full year basis.

OVERVIEW OF THE COMPANY

Between June 2013 and June 2014, we terminated or suspended all of the legacy Xhibit business operations and after June 30, 2014, all of the Company’s revenues will come from the SkyMall Companies.

Since its founding in 1989, SkyMall has developed into a multichannel retail aggregator offering high-quality and innovative merchandise.  In 1999, SkyMall extended these services to third-party rewards programs through its loyalty business, offering merchandise redemption and fulfillment solutions to large point- and mile-based rewards programs.  Until the sale of SkyMall Ventures on September 9, 2014, SkyMall operated two complementary businesses: (i) the commerce business, in which it served as a multichannel retail aggregator, connecting merchant partners to a captive audience of air travelers; and (ii) the loyalty business, in which it provided merchandise and gift card redemption services for third party loyalty programs.  Both businesses utilized SkyMall’s core competencies in strategic planning, creative development, customer service, merchandise procurement, redemption technology and fulfillment to create and deploy effective solutions across multiple verticals.  Both businesses were very similar in that they are retail aggregators that source and distribute product similarly, merchandise the product using similar print and ecommerce marketing strategies, sell product at a similar mark-up, and secure placement fee revenue to cover the catalog costs.  SkyMall’s technology platform allows it to precisely manage merchandise procurement across a large network of vendors to make the most current products are available for its customers. In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment.

SkyMall is a multichannel retail aggregator providing ecommerce and merchandising solutions for retail marketers.  SkyMall’s network reaches more than 600 million airline passengers and over 180 million consumer loyalty program members per year.  SkyMall leverages its ecommerce and order management platform to assist more than 300 merchant partners to: (i) generate product sales; (ii) introduce new products; (iii) drive traffic to their websites and stores; and (iv) enhance brand awareness.  SkyMall manages its own ecommerce site, SkyMall.com, and in-flight branded retail programs.

Through December 2013, when it was shut down, Xhibit operated a cloud based technology (Xhibit uses the term “cloud based” to refer to web and app based access to server side software delivered over a network of servers and platforms, where users are not required to install Xhibit’s software on their computer, phone, tablet or laptop to access the software) development business with its primary historical focus on internet marketing.  In conjunction with shutting down its development business, Xhibit discontinued all research and development of movie/celebrity networks, third party applications and websites, social media applications, and online and mobile games in 2013.

In May 2014, Xhibit shut down the Bosnian Sub.  As part of this shut down, we terminated the employment of all employees in Bosnia and Herzegovina at no significant cost to the Company.  Xhibit is in the process of liquidating the Bosnian Sub.

In June 2014, Xhibit suspended its online lead generation and advertising business, which provided targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers, and terminated all of its employees who operated that business. Xhibit customers were primarily businesses, brand advertisers and advertising agencies. Xhibit conducted performance-based advertising campaigns and programs where advertisers paid only for advertising that generated a customer lead, qualified click-through or product sale. Campaigns were targeted to reach online consumers most likely to make purchases or request further information.  Xhibit is currently developing a strategy for re-launching its lead generation and advertising business.  There is no assurance that we will be able to successfully re-launch the business and/or operate the business profitably once re-launched.

REPORTING SEGMENTS

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, we began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, we began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying consolidated financial statements.  Subsequent to October 2013, we operated two reporting segments: SkyMall and Internet Marketing.    As of the date of this Report we only have one remaining reporting segment: SkyMall because the operations of our Internet Marketing segment were suspended in June 2014.  Each segment was managed separately and provided different products and services.  Research and development costs and certain selling, general and administrative costs were not allocated to the reporting segments.

SkyMall.  The Company’s “SkyMall” reporting segment historically included our Commerce and Loyalty businesses.  During 2013, approximately 34% of SkyMall’s revenue was derived from the Commerce business and the remaining 66% came from the Loyalty business, which was sold in September 2014.

Internet Marketing.  The Company’s “Internet Marketing” segment included our lead generation and advertising businesses, which were suspended in June 2014, and our technology development business, which was permanently shut down in December 2013.

Nutraceutical Products.  The Company’s “Nutraceutical Products” reporting segment, which was permanently shut down in October 2013, included sales of company owned nutraceutical products and advertising campaigns for customers that sold their own nutraceutical products.

SKYMALL BUSINESS SERVICES

For information regarding the operating performance of our operating businesses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SkyMall Commerce.  Founded in 1989, SkyMall is a specialty retailer that markets its products through its catalog and website.  SkyMall is best known as the exclusive provider of an in-flight shopping catalog in the U.S. maintaining relationships with the five largest airlines in the nation and reaching approximately 87% of the country’s enplanements.  The SkyMall program offers airlines a means of incrementally increasing their revenues.  We pay each airline a commission for the exclusive right to place our catalogs in seat-back pockets.  SkyMall also reimburses each airline for the fuel costs attributable to the weight of the catalogs on the plane.

The SkyMall commerce business provides products under the following three primary contract types:

•
Placement fee contracts.  In placement fee contracts, SkyMall’s gross profit is a fixed placement fee from the merchant partner for its space in a catalog.  SkyMall receives no profit on the merchandise sales in placement fee deals.  For merchandise sales in placement fee deals, SkyMall purchases the product from the merchant partner for an amount equal to the sales price paid by the end consumer.  During 2013, 23.4% of SkyMall’s commerce merchandise sales revenues came from placement fee contracts.

•
Wholesale contracts.  Wholesale contracts are signed with merchant partners that supply products that can be sourced from different suppliers (such as electronic products) and some smaller suppliers that have limited product assortments.  In wholesale deals, our gross profit is the difference between the product sales price and the cost we pay for the product.  During 2013, 25.2% of SkyMall’s commerce merchandise sales revenues came from wholesale contracts.

•
Variable margin contracts.  In variable margin contracts, SkyMall retains a percentage of the product sales price as its profit on the sale.  The retained variable margin revenue can be fixed or can vary based on sales volume levels.  During 2013, 51.4% of SkyMall’s Commerce merchandise sales revenues came from variable margin contracts.

In certain circumstances, SkyMall may receive a co-op fee in a wholesale or variable margin deal.  In the case of a wholesale / co-op fee hybrid deal, the co-op fee is paid for a prime location in the catalog and the profits from the product sales are generally consistent with other wholesale deals.  In the case of a variable margin / co-op fee hybrid deal, the co-op fee and variable margin percentage are both generally lower than when SkyMall receives a straight variable margin or placement fee.

SkyMall launched its first internet website in January 1996 and since that time, we have continued to refine and develop our ecommerce strategies.  SkyMall.com was launched on a new platform in August 2013.  The improved design and functionality use responsive design to scale for tablet and smartphone shoppers.  Over 75% of SkyMall’s sales came through the online channel in 2013.  SkyMall features over 25,000 products online with a subset of those being displayed in the in-flight catalog.  Products are sourced directly from manufacturers, through distributors, or through other product aggregators that want to reach SkyMall’s large audience.

We believe that merchandise included in SkyMall’s commerce programs is: (i) not widely available at other retail locations or websites; (ii) often offers new solutions not provided by traditional competitive products; and (iii) focuses on high quality/good value.  Product categories include home and garden, health and beauty, clothing and accessories, electronics, travel, pets, gifts, and more.

Our team of merchandise experts attends industry trade shows regularly and works closely with our supplier partners to stay abreast of market trends.  SkyMall seeks to provide compelling merchandise selections to its customers by constantly analyzing buying behavior.

SkyMall was an early implementer of a virtual fulfillment model, which it first introduced in 1994.  Under this scalable and efficient model, inventory is shipped directly from its vendors’ warehouses to SkyMall’s customers and we hold no merchandise inventory physically or on our balance sheet.  This model enables SkyMall to minimize product obsolescence risk and eliminate inventory carrying costs.  Additionally, it enables SkyMall to optimize its product showcase and vendor relationships.  The Company believes that this model has the potential to provide a competitive advantage over other providers that still operate traditional warehouse models.  While we will continue to use our virtual fulfillment model, we are beginning to move from a pure drop-ship model to housing key inventory and working with distributors.

SkyMall Loyalty.  As a result of the sale of SkyMall Ventures on September 9, 2014, we no longer operate the SkyMall Loyalty business. However, the Company is entitled to receive a future payment of up to $3,900,000 from the SkyMall Ventures Sale based on a formula related to the operating profit of SkyMall Ventures for the twelve month period ended August 31, 2015. SkyMall’s loyalty programs, which included Caesars Entertainment, Capital One, Bank of America and Marriott Rewards, provided comprehensive and customized global loyalty solutions including merchandise, gift cards and experiential rewards reaching over 180 million loyalty members.  These loyalty programs leveraged SkyMall’s technology platform and core competencies in planning, designing and managing its own large-scale merchandising programs to provide turnkey strategy, creative and fulfillment solutions for customer loyalty and reward programs operated by internationally-recognized brands.  SkyMall’s programs allowed our clients’ customers to easily redeem points earned from rewards programs for gift and cash cards as well as upscale merchandise, including a wide variety of electronics, televisions, cameras and jewelry.  SkyMall leveraged its expertise in digital marketing to offer integrated multichannel strategies including, ecommerce enabled websites, ecommerce, online catalogs, and print to its loyalty clients.

SkyMall Ventures understood the importance in client unique branding.  Because SkyMall Ventures managed the inventory and the direct relationships with all retailers, it could provide competitive pricing structures as a result of the combined purchasing power of its entire client base.

In its loyalty business, SkyMall Ventures had a high concentration of revenue and credit risk from its three largest customers: Marriott Rewards, Capital One and Caesars Entertainment.  These customers accounted for 60% of the Company’s revenues in 2013.

Internet Marketing.  Xhibit's internet marketing services, which were suspended in June 2014, were historically offered through its Lead Revolution and Xhibit Interactive brands.  With the combination of a pay-for-performance model built on licensed technology platforms, marketing expertise, and a quality advertising network, Xhibit provided advertisers all of the consulting, strategy, and turn-key solutions needed to promote their companies or products in a digital environment.

In June 2014, we suspended operations of our lead generation and advertising businesses.  We are currently evaluating strategies for re-launching this business but there is no assurance we will be able to do so.

BUSINESS STRATEGY

SkyMall.  SkyMall’s marketing strategy is designed to build a strong loyal customer base to maximize repeat purchases, strengthen the SkyMall brand, increase customer traffic to the SkyMall.com web site and develop new revenue opportunities.  SkyMall employs a variety of online media, marketing and promotional methods to achieve these goals.

We have also changed our commerce merchandising strategy.  While in the past, the SkyMall catalog was seen as an advertising vehicle for manufacturers that desired to promote their brands, the new strategy focuses on choosing which products are included in the catalog based on our view of what potential customers want to buy and direct merchandise sales.  We are beginning to move from a pure drop-ship model to housing key inventory and working with distributors.  Products in which SkyMall receives pure advertising fees are being replaced by or restructured to include margin to SkyMall for direct sales where practicable.  We have also changed the catalog layout from an eclectic collection produced by advertisers to a consistent look and feel with products grouped by category throughout the catalog.

Internet Marketing.  The Company is currently exploring strategic options for re-launching its lead generation and advertising business.  There is no assurance that the Company will be able to successfully re-launch the business and/or operate profitably once re-launched.

TECHNOLOGY

We use both commercial and custom developed applications to support our internal operations, client relationships and customer shopping experience.  We develop our custom applications using current and well established development languages to create applications and websites hosted both on-premise and in the cloud.  We partner with industry leading data centers and hosting providers for resiliency and scalability.

We recognize the importance of security.  All systems, users and access points are monitored and protected utilizing industry best practices and technology to mitigate threats both internally and externally.

During the years ended December 31, 2013 and 2012, the Company has recorded expense of $1,299,547 and $576,504, respectively, on development projects.  The development expense for the year ended December 31, 2013 includes $343,709 of non-cash stock-based compensation for certain developers.  No non-cash stock-based compensation was recorded during the year ended December 31, 2012.

INDUSTRY AND COMPETITION

Industry.  Our business model positions SkyMall within the growing ecommerce, mobile and multichannel retailing industries, all of which present opportunities to leverage the well-known SkyMall brand.

The ecommerce industry has benefited from the growth in broadband penetration and greater trust in, and adoption of, online shopping.  The compound annual growth rate for ecommerce sales is expected to be 10.1% from 2011 to 2016, according to Forrester Research in 2013.

Multichannel marketing uses online, mobile and offline platforms to reach customers.  Multichannel marketing strategies give advertisers the ability to use targeted and actionable information, such as in-store displays and “personalized” e-mail suggestions, to drive customers online where they can access a broader assortment of products.  As such, the primary role of print has evolved; among its key functions now is to drive customers to our website, where they can access a larger product portfolio.

Competition.  The internet retailing and direct marketing industries are intensely competitive and have relatively low barriers to entry.  We believe the competition in these industries is predominately based on: price, marketing expertise, product quality and selection, shopping convenience, website organization and load speed, order processing and fulfillment, delivery cost and time, customer service, and brand recognition.

We seek to differentiate our company from our competition by providing a concentrated selection of functional, hard-to-find products of distinctive quality and design.  We also believe that our success is dependent on our ability to offer unique and functional products that are distinctive from the products offered by other specialty retailers and specialty companies that primarily or exclusively offer their products through direct marketing channels.  Our commerce business competes with direct marketing retailers offering similar products.  The direct marketing industry has become increasingly competitive in recent years.  We compete with internet retailers, traditional retailers and direct marketing companies some of which may specifically adopt our methods and target our customers and many of which have vastly greater resources than we do.  Our SkyMall commerce business currently or potentially competes with a variety of companies that can be divided into several broad categories:

•	Online discount and general retailers, such as Amazon, eBay and Rakuten;
•	Private sale sites, such as Rue La and Gilte Group; and
•	Traditional general merchandise and specialty retailers, most of which also have an online presence, such as Brookstone, Target, Best Buy, and Costco.

SEASONALITY

Our business is affected by seasonality because of the holiday retail season, which historically has resulted in higher sales volume during our fourth quarter which ends December 31.  SkyMall has historically recognized about 40% of its annual revenue during the fourth quarter.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Our registered trademarks, which are owned by SkyMall LLC, include SkyMall® and skymall.com®.  The loss of such trademarks could have a material adverse effect on our business.  In addition, we use a number of other trademarks and trade names in our business, none of which we believe is material to our overall operations.  While we retained all of our owned and other trademarks on sale of the loyalty business, we licensed Connexions use of the “SkyMall Ventures” common law trademark through September 9, 2016 as a condition of the SkyMall Ventures Sale.

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions.  We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with contractors, and confidentiality agreements with third parties. We also engage in monitoring and enforcement activities with respect to infringing uses of our intellectual property by third parties. From time to time we expect to face allegations by third parties, including competitors that we have infringed on their trademark, copyrights, patents and other intellectual property rights.  As the Company faces increasing competition, we will likely face more claims of infringement.

LEGAL AND REGULATORY MATTERS

The Company is involved in various legal actions in the ordinary course of business.  Such litigation can be costly and time consuming and can divert our management and key personnel from our business operations.  The uncertainty of litigation increases these risks.  In connection with such litigation, we may be subject to significant damages, associated costs, or equitable remedies relating to the operation of our business and the sale of our products.  Although the outcomes of any such legal actions is uncertain, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

We collect and remit sales and use taxes in most states for our in-flight business.  In the ordinary course of business, the Company is subject to audit by state and local tax authorities.  At any given time, the Company typically has more than one ongoing audit.  The Company records a contingency accrual for potential exposure related to sales tax audits.

Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices.  In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties.  Further, the growth and demand for ecommerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.  These consumer protection laws could result in substantial compliance costs.

In February 2014, we received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”).  In the CID, the FTC has requested information related to certain products marketed in the SkyMall in-flight catalog.  We submitted the requested information to the FTC in late March 2014.  In July 2014, the FTC informally advised us that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not currently known, the Company’s sales of the identified products during the relevant time period were approximately $823,000.  We are currently not able to assess the likelihood of a loss contingency related to this matter and accordingly, no charge was recorded in the 2013 financial statements for this matter.

EMPLOYEES

At December 31, 2013, the Company had 178 full-time employees and 184 total employees.  As of August 29, 2014, the Company had 149 full time employees and 151 total employees.  We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union.  We consider our employee relationships to be good.  Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and other technical staff.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OVERALL BUSINESS

There are risks related to the Company’s restatement of its 2013 second and third quarter consolidated financial statements and the Company remains delinquent in its reporting obligations.

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 should no longer be relied upon and needed to be restated to correct the accounting for the SkyMall Merger in such financial statements (the “Restatement”).  As a result of completing the Restatement, our SEC reporting obligations remain delayed as of the filing date of this report, and we cannot assure when we will resume a timely filing schedule with respect to our SEC reports.  Even after we complete these delayed filings, the Restatement has impacted the Company as follows:

•
We may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;

•	the incurrence of significant Restatement-related expenses such as legal and accounting fees;
•	diversion of management and other human resources attention from the operation of our business to focus on the Restatement; and
•	the inability to raise capital in the equity markets or obtain third party debt financing.

We have identified a material weakness in our internal control over financial reporting which has materially adversely affected our ability to timely and accurately report our results of operations and financial condition.  This material weakness has not been remediated as of the filing of this Form 10-K and there is no assurance that additional material weaknesses will not be discovered.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting annually. Management has concluded that, as of December 31, 2013, a material weakness in the Company’s internal control over financial reporting existed as result of insufficient controls surrounding management’s analysis, evaluation and review of financial information.  As a result of this material weakness, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

When the Company originally recorded the SkyMall Merger, the Board of Directors did not believe the market price for Xhibit’s common stock on the merger date was reliable and/or representative of fair value.  Accordingly, the Company valued the SkyMall Merger based on the fair value of the assets acquired and liabilities assumed.  The Company has now performed a re-assessment of the SkyMall Merger fair value and has determined that an active market for Xhibit’s common stock existed and, accordingly, the fair value of the shares issued to former owners of SkyMall (the “Merger Shares”) should have been used to value the SkyMall Merger.  Based on its reassessment of the SkyMall Merger fair value, the Company has recorded additional consideration of $125,596,000 for the SkyMall Merger.  The Company also re-assessed the accounting for Mr. Richarde’s sale of 15,000,000 shares of Xhibit Corp. common stock to X Shares, LLC, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, in September 2013.  Since this sale was done partially for the benefit of both the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company, a contribution to capital by Mr. Richarde and non-cash stock-based compensation to Mr. Najafi of $27,037,500 was recorded in September 2013 for the difference between the actual price paid ($0.025 per share) and fair value of the shares.

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

We have a history of losses.

The Company generated losses during the years ended December 31, 2013, 2012 and 2011.  If we are unable to restructure our business to generate profits and unable to obtain additional financing to meet our working capital requirements, we may have to curtail our business.

Our Accountants Have Expressed Doubt About Our Ability to Continue as a Going Concern.

The Company has generated material operating losses since inception and has a shareholders’ deficit.  We expect to continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to restructure our business, obtain necessary funding from outside sources, including obtaining additional funding from the sale of our assets and securities or obtaining loans from various financial institutions where possible.  While we repaid and retired our line of credit with the proceeds from the SkyMall Ventures Sale, we may still need additional capital to operate our remaining commerce business beginning in January 2015. The going concern increases the difficulty in meeting such goals. There can be no assurance that we will successfully address our capital requirements or attain profitability.

Since we are controlled by our majority shareholder, all other shareholders will be unable to affect the outcome in most matters requiring shareholder approval.

A substantial number of our shares of common stock are controlled by Jahm Najafi through his beneficial ownership of approximately 59.44 million shares at December 31, 2013.  These shares represent approximately 55.1% of the Xhibit Corp. shares outstanding at December 31, 2013.  While his voting agreement with Chris Richarde, a founder and former CEO, President and Chairman of the Board of Xhibit, requires that Mr. Najafi or one of his designees is elected to the Board, he has sufficient beneficial ownership to elect all directors regardless of this voting agreement.  Mr. Najafi’s affiliate that owns the common stock of Xhibit has a voting agreement with our CEO, Kevin Weiss, whereby it is required to appoint him as a director as long as he serves as CEO, meets the qualifications for service as director, and as long as this affiliate owns ten percent (10%) or more of Xhibit’s Shares.  As a result, our CEO cannot be removed as a director as long as he serves as CEO. Mr. Najafi has the ability to elect all of our directors and to approve or reject any action requiring stockholder approval.  However, as Mr. Najafi serves on our Board, he is subject to a fiduciary duty to the minority shareholders and we may be required to have the disinterested directors and/or shareholders approve certain of our corporate actions.

We rely primarily on our Chief Executive Officer and Chairman, the loss of whom could adversely affect our success and development.

Our success largely depends upon our CEO and Chairman, Kevin Weiss.  His leadership will be a factor in our growth and ability to meet our business objectives.  Our key man life insurance policy on our CEO and Chairman is for an amount of coverage that most likely will only pay our secured lenders as long as our secured debt remains outstanding.  The loss of our CEO and Chairman could slow the growth of our business, or result in the need for substantial restructuring of our business, which may result in the decline of our share price.

We need to implement additional finance and accounting systems, procedures and controls to satisfy reporting requirements.

Compliance with existing reporting, accounting and other rules and regulations is expensive.  Further requirements may increase our costs and require additional management time and resources.  We need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements.  We plan to replace our existing accounting and back-end software with a combined sales and financial software package licensed to us by NetSuite as we have an outdated system which requires significant manual input but management does not believe this software will be implemented until the Fall of 2014.  Until this software is integrated into the Company’s financial reporting systems it places a burden on the accounting staff to record transactions on a timely and accurate basis.

We derive a substantial amount of revenue from our three largest loyalty partners.  Our loyalty customers may terminate contracts before completion or choose not to renew contracts which could adversely affect our business and reduce a significant source of our revenue.

In 2013, we derived approximately 60% of our consolidated revenues from Caesars Entertainment, Capital One and Marriott Rewards, our three largest loyalty partners.

We have long-term contracts with Caesars Entertainment, Capital One and Marriott Rewards all of which are terminable without cause on short notice.  While the original terms of these contracts varied between three and five years, we have been under contract with all three partners since at least 2007.  The services we perform are generally provided pursuant to specific statements of work that are executed from time to time based upon each customer’s then-current loyalty program.  Accordingly, while we seek to continue to build these long-term customer relationships, revenues from any particular customer can fluctuate from period to period due to such customer’s loyalty program needs.  While terms and conditions in our customer contracts and applicable statements of work vary, in general the contracts do not obligate our customers to purchase any specific minimum volume or dollar amount of services from us.  Further, continued engagements for successive statements of work are primarily dependent upon our customers’ satisfaction with services previously provided. In addition, each of these contracts and current statements of work may be terminated by the customer without cause and without penalty upon short term notice, which varies between as little as 10 days and up to 90 days.  Accordingly, any cancellation, deferral or significant reduction in services to these customers could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that our technology systems will be able to handle consumer traffic in the future and implementation of changes to our websites could result in material disruptions.

The reliability, availability and satisfactory performance, of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels.  Our net sales depend on the number of visitors who shop on our websites and the volume of orders we can handle.  Unavailability of our websites or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name.  We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on our websites or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure.  There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our websites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.  In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our websites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the ecommerce industry.  Accordingly, we redesign and enhance various functions on our websites on a regular basis, and we may experience instability and performance issues as a result of these changes.

Failures of hardware, software and infrastructure on which we rely, including third-party hardware, software and data center hosting facilities, could impair the delivery of our products and adversely affect our business.

We rely on computer hardware purchased and software licensed from third parties in order to offer our products.  We rely on bandwidth providers to provide access to our own commerce websites on behalf of our clients.  We rely on ISPs, mobile providers and social networks to deliver messaging to customers.  Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our web-based products.  Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all.  The loss of the right to use any of this hardware, software or infrastructure could limit access to our products.  Any delays or failures associated with our services could upset our customers and harm our business.

We currently serve our clients from on premise and third-party data center hosting facilities.  Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers.  The owners and operators of our third-party managed facilities do not guarantee that access to our products will be uninterrupted, error-free or secure.  We do not control the operation of the third-party facilities, and such facilities are vulnerable to damage or interruption from natural disasters, criminal acts, power loss, telecommunications failure or similar catastrophic events.  A decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our products.  If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support.  In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our products or impair the functionality of our products, which could adversely affect our business.  Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur.  The occurrence of any of the foregoing risks could harm our business.

Errors, defects, disruptions or other performance problems with the delivery of our commerce websites and our suite of cross-channel, interactive marketing solutions may reduce our revenue, harm our reputation and brand and adversely affect our contract renewals and our ability to attract new clients.  In addition, some of our client agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our clients the ability to terminate the agreements in the event of significant amounts of downtime.  Our business, growth prospects and operating results will also be harmed if our clients and potential clients are not confident that our solutions are reliable.

 If we add data centers and increase capacity in data centers to accommodate increased demand, our costs and expenses associated with these efforts may adversely affect our operating results, liquidity and financial condition.

We are subject to security breaches related to customers’ credit card use, and depend upon and are subject to the rules of our credit card processors and payment card associations.

Our customers primarily use credit cards to buy from us.  We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers.  We cannot provide assurance that our technology can prevent breaches of the systems that we use to protect customer data. Data breaches can also occur as a result of non-technical issues.

We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us.  The credit card processors have the right to withhold funds otherwise payable to us to establish or increase a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers’ credit cards at any time, and have done so from time to time in the past.  We are also subject to payment card associations’ operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses.  In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees.  If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments.  In addition, events affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors, could have a material adverse effect on our business.  If we were unable to accept payment cards, our business would be seriously damaged.

Credit card fraud and our response to it could adversely affect our business.

We routinely receive orders placed with fraudulent credit card data.  We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit.  We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders.  Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.  If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, prospects, financial condition and results of operation.  Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally.  Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability.  A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks.  From time to time we and many other Internet businesses also experience denial of service attacks wherein attackers attempt to block customers’ access to our website.  If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks.  Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, ecommerce in general or the communication infrastructure on which we depend.  If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both.  Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.  Cyber-attacks could result in our inability to source product or fulfill orders, our customers’ or suppliers’ inability to contact us or access our website or call centers or chat lines, or the compromise of our customers’ confidential data.

A person who is able to circumvent our security measures might be able to misappropriate our or our users’ confidential proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.  We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches.  Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated Internet retailers, government organizations and others.  Any breach, whether it affects us directly or not, could cause our customers to lose confidence in the security of our site or the use of the Internet and ecommerce in general.  If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability.  This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information.  This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes.  These claims could result in litigation.  Liability for misappropriation of this information could adversely affect our business.

Programming errors or flaws in our products could harm our reputation or decrease market acceptance of our products, which would harm our operating results.

Our products (particularly our website and apps) may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new products and rapidly release new features to existing products under tight time constraints.  We believe that if our customers and users have a negative experience with our products, they may be less inclined to continue or resume using our products or recommend our products to other potential customers and users.  Undetected programming errors, product defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our customers to stop using our products, divert our resources and delay market acceptance of our products, any of which could result in legal liability to us or harm our operating results.

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

SKYMALL

We face intense competition.

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, ecommerce services and digital content.  Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost.  Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition.  They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business.  In addition, new and enhanced technologies, including search and digital content may increase our competition.  The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

Our SkyMall commerce business currently or potentially competes with a variety of companies that can be divided into several broad categories:

•	Online discount and general retailers, such as Amazon, eBay and Rakuten;
•	Private sale sites, such as Rue La and Gilte Group; and
•	Traditional general merchandise and specialty retailers, some of which may also have an online presence, such as Brookstone, Target, Best Buy, and Costco.

Our Business is Subject to Seasonality.

A disproportionate amount of our retail sales normally occur during our fourth quarter.  If we do not stock or are otherwise unable to source products sufficient to meet customer demand, our business would be adversely affected.  We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season.  If too many customers access our website within a short period of time due to increased holiday demand, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand.

After the sale of our loyalty business, we derive a substantial percentage of revenue from catalogs carried on airlines.  Delta Air Lines, Inc. notified us that they will terminate our contract effective November 30, 2014 and our other airline partners may elect not to renew their contracts with SkyMall which could adversely affect our business and reduce a significant source of our revenue.

On August 29, 2014, the Company received notice from Delta Air Lines, Inc. that it was exercising its right to terminate its contract with SkyMall effective November 30, 2014.  Based on this contract termination, the SkyMall catalog will not be available on Delta flights after November 30, 2014.  Our contract with Southwest Airlines has expired and we are operating on a month-to-month basis based on the terms of the expired contract.

We are currently unable to estimate the impact on revenues for the Delta termination or any other potential airline contract terminations, but we do believe such terminations could have a material adverse effect on our business, financial condition and results of operations.

The markets for the services that we offer may fail to expand or may contract and this could negatively impact our growth and profitability.

Our growth and continued profitability depend on acceptance of the services that we offer.  Our clients may not continue to use loyalty and targeted marketing strategies.  Changes in technology may enable merchants and retail companies to directly process transactions in a cost-efficient manner without the use of our services.  Additionally, downturns in the economy may result in a decrease in the demand for our marketing strategies. Any decrease in the demand for our services for the reasons discussed above or any other reasons could have a material adverse effect on our growth, revenue and operating results.

Decreases in discretionary consumer spending may have an adverse effect on us.

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities.  As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending.  Difficult macro-economic conditions, particularly high levels of unemployment, also impact our customers’ ability to obtain consumer credit.  Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits.  Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

Our inflight catalog purchases may decrease with the availability of internet access on all airlines and the ability of passengers to use their electronic devices at all times on flights.

With the increased use of electronic devices on planes, there is the risk that fewer people will pick up the in-flight catalog to look for products from SkyMall.  Historically, we provided the sole in-flight option for potential purchasers of products to review while traveling.  The substantial increase in the number of air carriers which provide internet access has resulted in additional competition from ecommerce retailers which is likely to result in fewer retail sales of our products as we no longer have the only in-flight "retail option".

We have an evolving business model.

Our business model has evolved in the past and continues to do so.  Historically, we have charged placement fees to merchandisers for placement of their own products in our catalog and have not carried any of our own products.  We are now focused on moving away from our historic placement fee model and instead moving to a model where we take a margin percentage on product sales and market development funding up front.  We have begun offering our own branded products. In some of these cases we will assume the inventory risk for unsold products.  From time to time we have also modified aspects of our business model relating to our product mix.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business.  Future additions to or modifications of our business are likely to have similar effects.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.  Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or the SkyMall.com brand.

We depend on various third-party vendors to supply certain products that we market. The failure of these vendors to provide these products could result in customer dissatisfaction and harm our business and financial condition.

We depend on various third-party vendors to supply the products that we market.  We seek to locate unique products not readily available from other retailers from specialty vendors located all over the world. Some of these products may become extremely popular with our customers.  We do not have formal long-term agreements with most of our vendors controlling the long-term availability of merchandise or the continuation of particular pricing practices.  Our third-party vendors are all independent contractors.  As a result, the quality of products they provide is not within our control. If the vendors of these products start to produce lower quality products or if any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us.  Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability.  Replacing existing third-party vendors with more expensive third-party vendors could increase our costs and reduce our profitability.  Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected. Additionally, if third-party vendors increase their prices for their products, it would increase our costs and could result in a reduction of our profitability.

As we now sell our own products we will depend on relationships with independent fulfillment partners for a portion of the products that we offer for sale in our catalog and on our website. If we fail to maintain these relationships, our business could suffer.

If we do not build relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.  Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.  We may be unable to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms.  In addition, because we do not take possession of these third parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and the SkyMall brand could suffer.

We depend on various third-party vendors to supply certain products and services that we market. The failure of these vendors for any reason to provide these products or services in accordance with our requirements could result in customer dissatisfaction, expose us to increased liability, and harm our business, financial condition and reputation.

We depend on various third-party vendors to supply the products and services that we market and the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms as favorable to us. Additionally, if any third party vendor suffers interruptions, delays or quality problems, it could result in negative publicity and customer dissatisfaction which could reduce our revenues and profitability.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance and reputation.

Global sourcing of many of the products we sell is becoming an important aspect of our business.  We depend on our ability to access products from qualified suppliers in a timely and efficient manner.  Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control.  We also largely rely on our supplier's representations of product content and quality.  Concerns regarding product content or quality, or the safety of products that we source from our suppliers could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance.

We depend upon third party delivery services to deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

We rely upon third party delivery providers for the shipment of products to customers.  We cannot be sure that these relationships will continue on terms we find acceptable, or at all.  Increases in shipping costs or delivery times, particularly during the holiday season, could harm our business.  If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers.  In addition, conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all.  Changing carriers, or absence of carrier availability, could have a material adverse effect on our business.

We face risks relating to our inventory.

We are now selling merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion, for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss. Further, we purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins.

Significant merchandise returns could harm our business.

Although returns are generally the responsibility of our supplier partners, we do on occasion allow our customers to return products, subject to our returns policies.  If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed.  Further, we modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our pricing strategy may not meet customers’ price expectations or result in net income.

Demand for our products is generally highly sensitive to price.  Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income.  We often offer discounted prices, and free or discounted shipping, as a means of attracting customers and encouraging repeat purchases.  Such offers and discounts reduce our margins.  In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies.  If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business would suffer.

If the products that we offer on our website do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes.  If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, which would depress our profit margins.  In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share.  This could have an adverse effect on our business.

We purchase product from some indirect supply sources, which increases our risk of litigation involving the sale of non-authentic or damaged goods.

We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors.  The purchase of merchandise from parties other than the brand owners increases the risk that we may mistakenly purchase and sell non-authentic or damaged goods, which could result in potential liability under applicable laws, regulations, agreements and orders.  Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, prospects, financial condition and results of operations.

FORMER SKYMALL LOYALTY BUSINESS

The following risk factors may impact our ability to collect the full $3,900,000 under our royalty formula negotiated with the SkyMall Ventures Sale.

Current and proposed regulation and legislation relating to our loyalty card services could limit the loyalty business activities, product offerings and fees charged.

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

Loyalty program users are counter-cyclical.

Loyalty industry surveys show that in recessionary times, consumers rely more frequently on loyalty purchase programs.   When the economy improves, these programs become less important.   An improving economy may result in fewer sales of our partners' gift cards, resulting in lower revenue for us.

INTERNET MARKETING BUSINESS

We may not re-launch our lead generation and advertising business.

In June 2014, we suspended operations of the lead generation and advertising businesses in the internet marketing business.  The Company is currently evaluating strategies for re-launching this business.  Until such time that the lead generation and advertising business is re-launched, which there is no assurance will occur, the Company will generate no revenue from its internet marketing business.

GOVERNMENT REGULATION, POTENTIAL LITIGATION AND OUR INTELLECTUAL PROPERTY

Our business is increasingly subject to U.S. and foreign government regulation, which could impede our ability to market our programs and services and reduce our profitability.

We market our programs and services through various distribution media, including direct mail, point-of-sale marketing, online marketing and other methods.  These media are regulated by state, federal and foreign laws and we believe that these media will be subject to increasing regulation, particularly in the area of consumer privacy.  Such regulation may limit our ability to solicit or sign up new customers or to offer products or services to existing customers.

Certain products included in our in-flight catalog are subject to extensive regulation and oversight by the FTC, the FCC, CFPB, state attorneys general and other state regulatory agencies.  Our programs and services involve the use of non-public personal information that is subject to federal consumer privacy laws, such as the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, and various state laws governing consumer privacy, such as California’s SB 1, SB 1386 and others.  Additional federal or state laws, including subsequent amendments to existing laws, could impede our ability to market our programs and services and reduce our revenues and profitability.

The FTC is currently investigating the sale of certain products offered through our SkyMall catalog and health benefits associated with such products.  In July 2014, the FTC informally advised the Company that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not currently known, the Company’s sales of the identified products during the relevant time period were approximately $823,000.

Our marketing partners are subject to a wide variety of federal, state and foreign laws and regulations, including banking and privacy laws and supervisory audits and inquiries.  Changes in the laws or regulations applicable to our marketing partners or the failure of our marketing partners to comply with such laws and regulations or the outcome of supervisory audits and inquiries have resulted in some of our financial institution marketing partners terminating, and may cause others to in the future to terminate, their contracts with us, to cease facilitating payment processing or to cease marketing our services to their members or end-consumers, all of which could have a material adverse impact on our business.  In addition, our marketing partners are subject to various federal and state consumer protection laws designed to ensure that consumers are protected from unfair and deceptive marketing practices.  Moreover, our financial institution marketing partners are subject to oversight by the Office of the Comptroller of the Currency (the “OCC”), Federal Deposit Insurance Corporation, the CFPB and FSA as described below.  Pursuant to such oversight, the financial institutions are required to oversee their service providers, vendors or products sold to customers of such financial institutions.  As a result, our financial institution marketing partners may impose requirements and processes that could impede our ability to market our programs and services and reduce our revenues and profitability.

The overall impact of these regulations on us and our clients is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and in part because regulations that have been adopted have only recently taken effect.  These new and contemplated regulations and supervisory audits and inquiries could impose additional reporting, supervisory and regulatory requirements on, as well as result in inquiries of, us and our marketing partners that could delay or cease marketing campaigns with certain marketing partners or otherwise adversely affect our business, financial condition and results of operations.  In addition, the CFPB or other bank oversight federal agency such as the OCC, have issued and may continue to issue rulings or findings or enter into a settlement or consent order with one or more of our financial institution marketing partners that relates to the products or services we provide to such financial institution, which could adversely affect our marketing with that marketing partner or require changes to our products or services to consumers and could have a material adverse effect on our business, financial condition and results of operation.  Moreover, other financial institutions may view such existing or future rulings, findings, settlements or consent orders as imposing a standard they will comply with.  As a result, certain financial institution marketing partners have, and others could, delay or cease marketing with us, terminate their agreements with us, require us to cease providing services to members or end-consumers, or require changes to our products or services to consumers that could have a material adverse effect on our business, financial condition and results of operations.  In addition, even an inadvertent failure to comply with these laws and regulations, as well as rapidly evolving expected standards, could adversely affect our business or our reputation.

Compliance with these federal, state and foreign regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations.  Any changes to such regulations could materially increase our compliance costs.  The risk of our noncompliance with any rules and regulations enforced by a federal or state consumer protection authority or an enforcement agency in a foreign jurisdiction may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could impede our ability to market our programs and services and reduce our revenues and profitability.  Certain types of noncompliance may also result in giving our marketing partners the right to terminate certain of our contracts or assert claims under our contracts.  Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with customers, and our industry is susceptible to peremptory charges by the media and others of regulatory noncompliance and unfair dealing.

Over the past several years, there has also been proposed legislation in several states that may interfere with our marketing practices.  For example, over the past several years many states have proposed legislation that would allow customers to limit the amount of unsolicited direct mail they receive.  To date, we are not aware of any state that has actually passed legislation that would create a “Do-Not-Mail” registry or which would otherwise allow customers to restrict the amount of unsolicited direct mail that they receive.  We believe there are two states that are currently considering some form of “Do-Not-Mail” legislation.  Additionally, several bills have been proposed in Congress that could restrict the collection and dissemination of personal information for marketing purposes.  If such legislation is passed in one or more states or by Congress, it could impede our ability to market our programs and services and reduce our revenues and profitability.

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

We and our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act (which now applies to an increasing number of apps), the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies.

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

Sales, use, income and other tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could increase the costs of our solutions and adversely impact our business.

The application of tax laws are evolving.  New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and products provided over the Internet or via email, which could discourage the use of the Internet and email as a means of commercial marketing, adversely affecting the viability of our solutions.  These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.  In addition, if we are unsuccessful in collecting required taxes from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

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

We may be liable for product liability claims.

We sell products manufactured by third parties, some of which may be defective.  If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product.  Our insurance coverage may not be adequate to cover every claim that could be asserted.  If a successful claim were brought against us in excess of our insurance coverage, it could have a material adverse effect on our cash flow and on our reputation with customers.  Unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may not be able to successfully halt the operations of websites that aggregate our data as well as data from other companies, including social networks, or copycat websites that have misappropriated our data in the past or may misappropriate our data in the future.

Third parties could misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies.  In addition, "copycat" websites could misappropriate data on our network and attempt to imitate our brand or the functionality of our website.  When we become aware of such websites, we will employee technological or legal measures in an attempt to halt their operations.  However, we may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations.  In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites.  Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

We are, and may in the future be, subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities.  Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products or services, purchase licenses or modify our products and services while we develop non-infringing substitutes or may result in significant settlement costs.

From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license.  These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our products and services, any of which would have a negative effect on our business and operating results.

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

We could incur substantial costs defending against claims that our products or services infringe on the proprietary rights of others.

The scope of any intellectual property rights that we have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties.  While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings.  Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services.  The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products or services.

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

We might not be successful in developing or otherwise acquiring rights to non-infringing technologies.  Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results.  A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue selling our products or services without incurring significant additional expense.  In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products.

Failure to protect or enforce our intellectual property rights could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and patents as critical to our success.  In particular, we must maintain, protect and enhance the "SkyMall" brand and our numerous proprietary names we use to market products and our services.  We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions.  We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information.  However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States.  Effective trade secret, copyright, trademark, trade dress, domain name and patent prosecution is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights.

Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.  We may incur significant costs in enforcing our trademarks against those who attempt to imitate our "SkyMall" and other brands.  If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We have agreed to provide indemnification to our officers and directors.

The Company's Articles of Incorporation provide to our officers and directors indemnification to the full extent provided by law, and provide that, to the extent permitted by Nevada law, an officer or director will not be personally liable for monetary damages to the Company or its shareholders for breach of his or her fiduciary duty as an officer or director, except for liability for certain actions that may not be limited under Nevada law.  These indemnification provisions may limit the ability of members to seek recourse against our officers and directors.  In addition, the Company currently maintains a Directors & Officers Liability Policy.

OUR SECURITIES, TAX CONCERNS AND REPORTING REQUIREMENTS

There is a limited market for our common stock, we are no longer listed on OTCBB and we are delinquent in our reporting obligations.

Only a very limited trading market currently exists for our common stock.  As a result, any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over the stock’s price at any given time.  We cannot assure our shareholders that a market for our stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market. Xhibit did not file its Quarterly Reports on Form 10-Q for the three month period ending March 30, 2014 by its due date of May 9, 2014 and for the three month period ended June 29, 2014 by its due date of August 11, 2014.  Accordingly, Xhibit is delinquent in its reporting obligations with the SEC. Xhibit’s failure to be current in its reporting obligation with the SEC may prevent broker-dealers from making a market in Xhibit’s common stock or disseminating quotations to the public on the OTC Bulletin Board.  Also as a result of its failure to be current in its reporting obligations, Xhibit will be prevented from registering, under the Securities Act of 1933, as amended, its securities for sale on Form S-3 for at least twelve full calendar months from the due date of its delinquent Form 10-K and Form 10-Q filings even if it is able to resume the timely filing of its required reports beginning with the next report. Our shares of common stock were delisted from the OTCBB market and now trade on the Pink Sheets. Although we are working to become current in our SEC filings, and thereby cause our shares to be eligible for quotation on the OTCBB market, there is no assurance as to when or if this will occur.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of more newly-public companies.  Contributing to this volatility are various events that can affect our stock price in a positive or negative manner.  These events include, but are not limited to: governmental regulations or actions; market acceptance and sales growth of our products; litigation involving the Company or our industry; developments or disputes concerning our patents or other proprietary rights; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; swings in seasonal demands of customers; investors' general perception of us; and general economic, industry and market conditions.  If any of these events occur, it could cause our stock price to fall.

The price of our common stock may be adversely affected by the future issuance and sale of shares of our common stock or other equity securities.

We cannot predict the size of future issuances or sales of our common stock or other equity securities future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our common stock.  The issuance and sale of substantial amounts of common stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.  As of September 8, 2014, we had 108,232,935 outstanding shares of common stock.  Additionally, 23,000,000 shares may be issued under the Company’s approved Stock Option and Restricted Stock plans, of which options to purchase 65,000 shares and 1,070,004 restricted shares had been granted as of September 8, 2014.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Our reduced stock price may adversely affect our liquidity.

Our common stock has been trading at less than $1.50 per share periodically for much of last year.  Certain market makers are reluctant to make a market in stock with a trading price of less than $5.00 per share.  To the extent that we have fewer market makers for our common stock, our volume and liquidity will likely decline, which could further depress our stock price.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, any listing requirements, and other applicable securities rules and regulations. Compliance with these rules and regulations requires significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.  As a result, management's attention may be diverted from other business concerns, which could harm our business and operating results.  Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Pursuant to long-term leases, the Company leases two parcels of adjacent land in Phoenix, Arizona that house all of its operations, including its corporate headquarters, call center and distribution facility.  The land leases extend through 2035 and the leased property totals 8.3 acres.  The Company owns land improvements, including its 20,351 square foot corporate offices and its 13,600 square foot technology, operations and storage facility.

Management believes that the Company's existing facilities in Phoenix are sufficient for its current needs.

The Company leases 15,811 square feet of office space at 80 East Rio Salado Parkway, Tempe, Arizona, where it was formerly headquartered.  The lease for the Tempe office expires in December 2018.  Effective December 1, 2013, the Company subleased the Tempe office space for a period through December 2018.  The Company is not affiliated with the lessor or sublessee.

The Company also leased approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina where its product technology and development employees are located.  At no material cost to the Company, the lease for this facility was terminated in May 2014 as part of the Company’s decision to shut-down development operations in Bosnia and Herzegovina.  The lessor was an affiliate of the Company.  See Item 13 for additional details.

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

In February 2014, the Company received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”).  In the CID, the FTC has requested information related to certain products marketed in the SkyMall in-flight catalog.  The Company submitted the requested information to the FTC in late March 2014.  In July 2014, the FTC informally advised the Company that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not known currently, the Company’s sales of the identified products during the relevant time period was approximately $823,000.  The Company is currently not able to assess the likelihood of a loss contingency related to this matter and accordingly, no charge was recorded in the 2013 financial statements for this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Overview

The Company's Articles of Incorporation provide that the Company has the authority to issue 560 million shares of capital stock, which are currently divided into two classes as follows: 480 million shares of common stock, par value of $0.0001 per share; and 80 million shares of preferred stock, also with a par value of $0.0001 per share.  As of September 8, 2014, the Company had 108,232,935 shares of common stock outstanding and no shares of preferred stock outstanding.

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

Shareholders of Record.  As of September 8, 2014, we had 178 shareholders of record.

Equity Compensation Plans

On August 30, 2012 the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase shares of the Company’s common stock.  As of December 31, 2013, the following stock options had been granted:

Plan Category	Securities to be Issued on Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Securities Remaining Available for Future Issuance Under Equity Compensation Plan (#)
Equity compensation plans approved by shareholders	842,500	$4.02	12,157,500
Equity compensation plans not approved by shareholders	-	$-	-
Total	842,500	$4.02	12,157,500

On September 26, 2013 the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”).  Under the RS Plan the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock.

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

The Company received a listing on the Pink Sheets under the symbol "NBMF" in February 2007 and moved to the OTC Bulletin Board in August 2007.  The common stock presently trades under the symbol "XBTC".  To date, Xhibit’s stock has been thinly traded.  In May 2014, as a result of the Company’s failure to timely file its Annual Report on Form 10-K, broker-dealers are prevented from making a market in the Company’s common stock or disseminating quotations to the public on the OTC Bulletin Board.

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

Year ended December 31, 2013:	High	Low
First quarter	$4.40	$3.60
Second quarter	7.20	3.00
Third quarter	4.64	1.00
Fourth quarter	1.85	1.25

Year ended December 31, 2012	High	Low
First quarter	$6.00	$0.25
Second quarter	3.99	1.00
Third quarter	4.75	2.75
Fourth quarter	5.00	3.37

The closing price of our common stock on September 8, 2014 was $0.69.

Recent Sales of Unregistered Securities

All unregistered sales of securities during fiscal year 2013 were previously reported.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

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

Overview

With the exception of per share amounts, all dollar amounts included in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations are presented in thousands and all percentages are actual amounts.

Between June 2013 and June 2014, the Company terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 sold its loyalty business.

Xhibit Corp., f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the State of Nevada.  The original purpose of the Company was to provide manufacturing services.  Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

Xhibit Interactive, LLC ("Interactive"), a Nevada limited liability company, f/k/a Xhibit, LLC, was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Interactive entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Interactive’s units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Interactive.  On September 21, 2012, Interactive filed with the State of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

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

On June 29, 2012, the Company formed a new wholly-owned subsidiary, FlyReply Corp. (“FlyReply”), and launched its newly developed product through this company, which provided turn-key cloud based marketing CRM solutions on a subscription basis to customers.  This product was discontinued in September 2013.

On September 4, 2012, the merger contemplated by a merger agreement dated as of April 25, 2012 by and among Xhibit, Interactive, NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), and a certain director and officer of the then NB Manufacturing, Inc. (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Interactive (the “Merger”).

As a result of the Merger and pursuant to the Merger Agreement, Interactive became a wholly-owned subsidiary of Xhibit, and on June 4, 2012, Xhibit issued 55,383,452 shares of its common stock to holders of units of Interactive at a rate of 1.2641737582 shares of Xhibit's common stock for each Interactive unit.

Immediately following the Merger, Xhibit had 66,583,676 shares of common stock outstanding and no derivative securities outstanding.  The former members of Interactive owned 83.2% of Xhibit's outstanding securities, and Xhibit's shareholders owned 16.8% of Xhibit's outstanding securities.

On September 24, 2012, the Company acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company subsequently referred to as its TwitYap social media properties.  The Company obtained these assets for issuance of 727,050 shares of common stock (Note 7).

On December 1, 2012, the Company entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works").  The Company also hired five employees (including a 50% equity holder in WAT Works).  The Company’s agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services.  The Company agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as they operate out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development.  This Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company.  Effective June 30, 2013, the Company discontinued all sales of nutraceutical products but continued to conduct internet marketing and advertising campaigns for customers that sell their own nutraceutical products.  In October 31, 2013, the Company completely shut down its Nutraceutical Products business and all third party sales of nutraceutical products were discontinued.

On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders.  Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit.  SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall, LLC, a Delaware limited liability company (“SkyMall LLC”), and SkyMall Ventures, LLC, a Nevada limited liability company (“SkyMall Ventures” ).  The Company issued 44,440,000 shares of common stock to the former shareholders of SHC as part of the SkyMall Merger.

On September 9, 2014, SkyMall LLC sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. (“Connexions”) pursuant to a Membership Interest Purchase Agreement dated as of the same date (the “MIPA”), for a cash purchase price of $24,000,000, of which $3,200,000 was placed into escrow to fund specific potential indemnity claims (the “SkyMall Ventures Sale”). SkyMall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based upon a formula related to the operating profit of SMV during the 12 months following the closing. The MIPA contains customary representations, warranties and indemnities. In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC will provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance. The Transition Services Agreement provides for a term of up to 18 months, in exchange for which Connexions will pay a fee equal to SkyMall LLC's cost of providing such services, which is initially estimated to be approximately $415,000 per month. In addition, Xhibit Corp. entered into a Limited Guarantee guaranteeing the indemnity reimbursement obligations of SkyMall LLC under the MIPA. As a result of the SkyMall Ventures Sale, the Company will not generate any revenues or operating profits from its loyalty business unit after September 8, 2014.

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

Basis of Presentation and Principles of Consolidation
The consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of Xhibit and its wholly-owned subsidiaries which include the accounts and transactions of SHC Parent Corp. and its subsidiaries from the May 16, 2013 merger date.  The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable.  Actual results could differ from management’s estimates.

Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations.  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

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

Property and Equipment
Property and equipment, which consist primarily of buildings and improvements, computers, office furniture and leasehold improvements, are carried at cost, less accumulated depreciation.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computers and office furniture are depreciated over three and five years respectively, buildings and improvements are depreciated over 39 years and leasehold improvements are amortized over the initial term of the lease.

Intangible Assets
 Intangible assets consist primarily of the “SkyMall” tradename, the SkyMall loyalty program partner relationships, merchant relationships, customer relationships, purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition.  For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolescence, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (Note 7).

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

Revenue Recognition
The Company recognizes revenue when all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) no significant Company obligations remain, 3) title to the product has transferred to the purchaser, 4) collection of the related receivable is reasonably assured, and 5) the fees are fixed or determinable.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of operations.

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

Net merchandise sales
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

Placement fees
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

Gift card sales
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

Concentrations of Credit Risk
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

Business Combination
The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets.  The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date.  The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively.  All other adjustments are recorded to the consolidated statements of operations.  The Company did not record any measurement period adjustments during 2013.  Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations.  The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

Segment Reporting

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying consolidated financial statements.  Subsequent to October 2013, the Company operated two reporting segments: SkyMall and Internet Marketing.  The Company suspended operations in its Internet Marketing segment in June 2014.  Each segment was managed separately and provided different products and services.

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

The following table presents information by segment for the year ended December 31, 2013:

	SkyMall	Internet Marketing (Suspended in June 2014)	Corporate	Consolidated
Revenues	$68,065	$6,359	$-	$74,424
Cost of revenues	43,225	1,653	-	44,878
Gross profit	24,840	4,706	-	29,546

Operating expenses:
Catalog	5,232	-	-	5,232
Sales and marketing	11,076	1,665	-	12,741
General and administrative	7,168	4,876	791	12,835
Development	-	1,300	-	1,300
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	-	-	27,037	27,037
Impairment charge	137,765	2,287		140,052
Other	1,899	652	-	2,551
Total	163,140	10,780	27,828	201,748

Segment operating loss	(138,300)	(6,074)	(27,828)	(172,202)
Non-operating expenses and income taxes	-	-	351	351

Loss from continuing operations	$(138,300)	$(6,074)	$(28,179)	$(172,553)

Purchases of property and equipment	$943	$181	$-	$1,124

Depreciation and amortization	$2,521	$713	$-	$3,234

Total assets at end of year	$86,016	$1,397	$-	$87,413

Results of Operations

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the years ended December 31, 2013 and 2012.  This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K.  The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the year ended December 31, 2013 include the operating results of SkyMall only from the May 16, 2013 merger date.  Additionally, the GAAP results of operations for year ended December 31, 2012 do not include the operating results of SkyMall.

Non-GAAP Financial Measures – The Company has presented pro forma, EBITDA and Adjusted EBITDA amounts, which are measures used by management to evaluate the Company’s year-over-year performance and as a general indicator of the Company’s operating profitability.  Pro forma amounts include the SkyMall operating results as though the SkyMall merger had been completed as of the beginning of 2012 and, accordingly, exclude the effects of the acquisition of SkyMall in April 2012.  A reconciliation of the 2013 audited GAAP income statements to the Pro forma income statements is presented below:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	GAAP	Adjustments	Proforma	GAAP	Adjustments	Proforma
Revenues:
Internet marketing	$6,359	$-	$6,359	$9,773	$-	$9,773
Net merchandise sales	40,650	17,487	58,137	-	63,566	63,566
Placement fees	10,935	5,209	16,144	-	17,880	17,880
Gift cards and other	16,480	7,855	24,335	-	22,390	22,390
Total	74,424	30,551	104,975	9,773	103,836	113,609

Cost of reveues	44,878	20,015	64,893	4,686	66,537	71,223

Gross profit	29,546	10,536	40,082	5,087	37,299	42,386
Operating expenses:
Catalog	5,232	2,705	7,937	-	8,980	8,980
Sales and marketing	12,741	6,060	18,801	1,062	18,532	19,594
Customer service and
fulfillment	1,698	1,076	2,774	-	3,312	3,312
General and administrative	12,835	3,621	16,456	3,787	10,793	14,580
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	27,037	-	27,037	-	-	-
Impairment charge	140,052	-	140,052	-	-	-
Restructuring charge	853	-	853	-	-	-
Development	1,300	-	1,300	577	-	577
Total	201,748	13,462	215,210	5,426	41,617	47,043

Loss from operations	(172,202)	(2,926)	(175,128)	(339)	(4,318)	(4,657)
Non-operating expenses (income):
Interest expense	294	446	740	56	684	740
Loss on debt conversion	66	-	66	-	-	-
Other	(9)	-	(9)	(1)	-	(1)

Loss before income taxes	(172,553)	(3,372)	(175,925)	(394)	(5,002)	(5,396)
Income tax benefit (expense)	-	(12)	(12)	-	-	-

Loss from continuing operations	(172,553)	(3,384)	(175,937)	(394)	(5,002)	(5,396)
Loss from discontinued operations	(1,309)	-	(1,309)	-	-	-

Net loss	$(173,862)	$(3,384)	$(177,246)	$(394)	$(5,002)	$(5,396)

The Company defines EBITDA as net income, adjusted to exclude interest expense, income taxes, and depreciation and amortization.  The Company’s definition of Adjusted EBITDA is comprised of EBITDA adjusted to exclude stock-based compensation and non-recurring gains and losses.  Management believes EBITDA and Adjusted EBITDA are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies.  Because not all companies use identical calculations, the Company's presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA is not a recognized term under GAAP and does not purport to be an alternative to either net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use as it does not reflect certain cash requirements such as interest payments, tax payments and debt service requirements.  As noted above, the Company excludes certain non-cash and non-recurring items from Adjusted EBITDA to provide an enhanced indicator of operating profitability and cash flow.  A reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA is presented below:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	GAAP	Proforma	GAAP	Proforma
Net loss	$(173,862)	$(177,246)	$(394)	$(5,396)
Depreciation and amortization	3,234	4,551	269	3,775
Interest expense	294	740	56	740
Income tax benefit (expense)	-	12	-	-

EBITDA	(170,334)	(171,943)	(69)	(881)

Loss from discontinued operations	1,309	1,309	-	-
Non-cash stock-based compensation	29,440	29,440	-	-
Impairment charge	140,052	140,052	-	-
Restructuring charge	853	853	-	-
Loss on debt conversion	66	66	-	-

Adjusted EBITDA	$1,386	$(223)	$(69)	$(881)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.  Revenue for the year ended December 31, 2013 was $74,424 ($6,359 from the legacy Xhibit businesses and $68,065 from SkyMall) compared to $9,773 for the year ended December 31, 2012.  The increase of $64,651 was attributable to SkyMall ($68,065) partially offset by a decrease for the legacy Xhibit businesses ($3,414 and 34.9%).  The legacy Xhibit business unit revenue decrease was primarily due to lower sales to existing customers as management focused on higher margin accounts and determined to no longer pursue high volume, lower margin clients.

During the year ended December 31, 2013, the Company had a high concentration of revenue and credit risk as its three largest customers, each of which was a SkyMall Loyalty channel customer, accounted for 60% of its total 2013 revenues.

Pro forma Results
Pro forma revenue in 2013 was $104,975 compared to $113,609 in 2012, a decrease of $8,634 (7.6%).  The decrease was attributable to SkyMall ($5,220 and 5.0%) and the legacy Xhibit businesses ($3,414 and 34.9%).  Pro forma revenue from the SkyMall business unit decreased in 2013 primarily due to a mix shift of revenues in our Loyalty channel from merchandise sales (which are recorded on a gross basis) to gift card sales (which are generally recorded on a net basis).  Additionally, merchandise sales were negatively impacted by a point pricing change implemented by one of our Loyalty channel partners in early 2013.  Lastly, 2013 placement fees were lower than the 2012 amount primarily due to the loss of three large suppliers of product for our in-flight catalog suppliers that had previously paid placement fees.

Cost of revenues.  Cost of revenues for the year ended December 31, 2013 was $44,878 ($1,653 from the legacy Xhibit businesses and $43,225 from SkyMall) compared to $4,686 for the year ended December 31, 2012.  The increase of $40,192 was attributable to SkyMall ($43,225) partially offset by a decrease for the legacy Xhibit businesses ($3,033 and 64.7%).  The legacy Xhibit business unit cost of revenues decrease was primarily due to lower sales volumes.  Cost of revenues as a percentage of revenues for the legacy Xhibit business units was 26% for 2013 compared to 48% for 2012.  The decrease in cost of revenues as a percentage of revenues for the legacy Xhibit business units was primarily due to the fact that the Company changed its electronic service provider and was able to significantly reduce those costs as well as the Company’s shift away from high volume, lower margin clients to higher margin accounts.

Pro forma Results
Pro forma cost of revenues was $64,893 for the year ended December 31, 2013 compared to $71,223 for the year ended December 31, 2012, a decrease of $6,330 (8.9%).  The decrease was attributable to SkyMall ($3,297 and 5.0%) and Xhibit ($3,033 and 64.7%).  The SkyMall decrease was primarily due to lower sales volumes.   Pro forma cost of revenues as a percentage of revenues for the SkyMall business units was 64.1% for both 2013 and 2012.

Catalog expenses.  Catalog expenses, which represent production costs for creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs, was $5,233 for the year ended December 31, 2013 compared to zero for the year ended December 31, 2012.

Pro forma Results
Pro forma catalog expenses were $7,937 for the year ended December 31, 2013 compared to $8,980 for the year ended December 31, 2012.  The decrease of $1,043 (11.6%) was primarily due to the SkyMall printing fewer in-flight catalogs in 2013 in an effort to reduce the number of unused catalogs at the end of each quarter.

Sales and marketing expenses.  Sales and marketing expenses, which consist primarily of personnel costs for our sales and marketing staff, third party ecommerce marketing expenses, and commissions and fuel reimbursements paid to our airline partners, for the year ended December 31, 2013 was $12,741 compared to $1,062 for the year ended December 31, 2012.  The increase of $11,679 was attributable to SkyMall ($11,098) and the legacy Xhibit businesses ($581 and 54.7%).  The Xhibit increase is primarily due to cash compensation in 2013 as the Company ramped up operations and stock-based compensation in 2013 with no comparable amount in 2012.

Pro forma Results
Pro forma sales and marketing expenses were $18,801 for the year ended December 31, 2013 compared to $19,594 for the year ended December 31, 2012, a decrease of $793 (4.1%).  Included in 2013 pro forma sales and marketing expenses is $281 for stock-based compensation for which there was no comparable amount recorded in 2012.  Excluding the stock-based compensation, 2013 pro forma sales are marketing expenses were $1,074 (5.5%) lower than the 2012 pro forma amount.  This decrease was primarily due to lower fuel reimbursements paid to our airline partners.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses, which consist of wages and other costs associated with the SkyMall’s customer care center, were $1,698 for the year ended December 31, 2013 compared to zero for the year ended December 31, 2012.

Pro forma Results
Pro forma customer service and fulfillment expense was $2,774 for the year ended December 31, 2013 compared to $3,312 for the year ended December 31, 2012.  The year-over-year decrease of $536 (16.2%) was primarily due to headcount and other cost reductions implemented in 2013.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2013 was $12,835 compared to $3,787 for the year ended December 31, 2012.  The increase of $9,048 was attributable to SkyMall ($7,217) and the legacy Xhibit businesses ($1,831 and 48.3%).  The Xhibit increase is primarily due to cash compensation in 2013 as the Company ramped up operations and stock-based compensation in 2013 with no comparable amount in 2012.

Pro forma Results
Pro forma general and administrative expenses were $16,456 for the year ended December 31, 2013 compared to $14,580 for the year ended December 31, 2012, an increase of $1,876 (12.9%).  Included in 2013 pro forma general and administrative expenses is $1,779 for stock-based compensation for which there was no comparable amount recorded in 2012.  Excluding the stock-based compensation, 2013 pro forma general and administrative expenses were $97 (0.7%) higher than the 2012 amount.  This increase was primarily due to a higher depreciation and amortization expenses ($4,596 in 2013 compared to $3,775 in 2012) partially offset by lower costs as a result of headcount and other cost reductions implemented in 2013.  See “Restructuring charge” discussed below.

Non-cash stock-based compensation resulting from the sale of stock between affiliate shareholders.  In September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, LLC, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and a the Company’s majority shareholder through beneficial ownership.  This sale was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares (See Note 15 to the Consolidated Financial Statements).  No similar charge was recorded during the year ended December 31, 2012.

Impairment charge.  During 2013, the Company recorded the following two impairment charges: $2,287 against the remaining TwitYap technology and non-compete agreement intangible assets values and $137,765 against the goodwill and certain other intangible assets acquired in the SkyMall Merger (See Note 7 to the Consolidated Financial Statements).  No impairment charge was recorded during the year ended December 31, 2012.

Restructuring charge.  During September 2013, the Company implemented a restructuring plan to reduce operating costs and as a result, the Company recorded a $853 restructuring charge for severance benefits and lease costs to consolidate the Company’s workforce into one location (See Note 13 to the Consolidated Financial Statements).  No restructuring charge was recorded during the year ended December 31, 2012.

Development expenses.  Development expenses, which consist of costs for our development team in Bosnia and Herzegovina, were $1,300 for the year ended December 31, 2013 compared to $577 for the year ended December 31, 2012, an increase of $723 (125.4%).  Included in 2013 development expenses is $344 for stock-based compensation for which there was no comparable amount recorded in 2012.  Excluding the stock-based compensation, 2013 development expenses were $379 (65.8%) higher than the 2012 amount primarily due to 2013 headcount additions, which were eliminated in May 2014 as part of the Company’s shut down of the development activities in Bosnia and Herzegovina.

Non-operating expenses.  Non-operating expenses were $351 for the year ended December 31, 2013 compared to $55 for the year ended December 31, 2012, an increase of $296 (532.6%).  The increase was primarily due to higher interest expense ($294 in 2013 compared to $56 in 2012) and a loss on debt conversion of $66 for which there was no comparable charge in 2012.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $172,553 for the year ended December 31, 2013 compared to a loss from operations of $394 for the year ended December 31, 2012.

Pro forma Results
The Company’s pro forma loss from continuing operations of $175,925 for the year ended December 31, 2013 was $170,529 higher than the comparable 2012 amount of $5,396.  This increase was primarily due to inclusion of higher non-recurring and non-cash charges in 2013 as discussed above.

Loss from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013 has been accounted for as discontinued operations.  During the year ended December 31, 2013, the Company incurred losses totaling $1,309 for this discontinued business.

Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was $1,386 for the year ended December 31, 2013 compared to a loss of $69 for the year ended December 31, 2012.

Pro forma Results
The Company’s pro forma Adjusted EBITDA was a loss of $223 for the year ended December 31, 2013 compared to a loss of $881 for the year ended December 31, 2012.  The $658 improvement was primarily due to lower operating expenses as a result of cost reductions implemented in 2013 which more than offset the lower pro forma gross profit in 2013.

Liquidity and Capital Resources

The Company has historically financed its operations through working capital generated from operations and borrowings from various sources.  During the year ended December 31, 2013 and the eight month period ended August 31, 2014, the Company used working capital generated from operations, existing cash reserves and cash received through borrowings from related parties and a bank line of credit to fund its operations and capital expenditures.  At July 27, 2014, the Company’s cash balance was $79 and available borrowings under the Company’s line of credit totaled $5,329.

After deducting amounts held in escrow to fund specified indemnity claims, the Company received net proceeds totaling $20,800 from the SkyMall Ventures Sale on September 9, 2014.  Of this amount, $15,206 was used to repay and retire Company’s revolving credit facility with SMXE Lending, LLC and the balance of $5,593 is available for general working capital purposes.  Management estimates that the Company’s 2014 monthly required fixed cash operating expenses are approximately $37,700. Management believes that its existing cash balance, including the net proceeds from the SkyMall Ventures Sale as well as cash expected to be generated during the remainder of 2014 will be sufficient to cover any potential income tax due on the gain from the SkyMall Ventures Sale and its 2014 operating expenses and working capital needs.

A risk exists regarding our ability to continue as a going concern beyond December 31, 2014.  See Note 1 to our consolidated financial statements for more information on this risk and management’s plans to enable the Company to continue to operate and begin to report operating profits.  If we are unable to restructure our operations to generate operating profits and positive cash from operations, we will need to seek additional capital through the offering of equity or debt securities or the sale of additional assets and/or business operations, any of which could materially adversely impact our business or materially dilute the interests of our existing shareholders.  We are exploring a number of alternative to address this upcoming need for capital, but there is no assurance that we will be successful in arranging for the necessary additional capital.

Due to the substantial delay in obtaining access to its reserves for its then growing nutraceutical sales, the Company needed to raise short term capital to fund working capital during the first half of 2013 and accordingly, between March 28, 2013 and May 29, 2013 it raised $1,035 from employees and shareholders through one year notes which pay interest at 10%.  These notes were due and were repaid at various dates in late March through May 31, 2014.

 Operating activities.  Net cash provided by operating activities during the year ended December 31, 2013 was $9,210 compared to $477 for the year ended December 31, 2012.  Cash provided by operating activities during the year ended December 31, 2013 consisted primarily of the cash income from operations (net loss adjusted for non-cash charges) of $584 and the positive impact of net working capital changes of $8,626.  The positive impact of working capital changes is primarily due to the receipt of customer deposits in 2013 that had not yet been used to purchase gift card inventories as of December 31, 2013.

 Investing activities.  Net cash provided by investing activities for the year ended December 31, 2013 was $3,246 compared to cash used in investing activities of $722 for the year ended December 31, 2012.  The cash provided from investing activities in 2013 consisted of the $4,370 cash acquired with the SkyMall merger partially offset by $1,124 in purchases of property and equipment.  Capital additions in 2013 consist primarily of SkyMall’s new ecommerce platform which launched in August 2013.

 Financing activities.  Net cash provided by financing activities for the year ended December 31, 2013 was $4,585 as compared to $366 for the year ended December 31, 2012.  Net cash provided by financing activities during 2013 consisted of the $5,000 term debt borrowing and $985 of net borrowings from related parties.  These sources of cash were partially offset by a $1,081 net pay down on the Company’s bank line of credit and deferred financing fees paid of $319.  At December 31, 2013, there was $8,669 outstanding under the Company’s bank line of credit and related party term debt and $1,235 outstanding under notes payable due to related parties.

Contractual Obligations

In November 2011, Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012.

The Company ceased the use of its Tempe office space during September 2013 in connection with its restructuring plan (See Note 13 to the Consolidated Financial Statements).  Effective December 1, 2013, the Company entered into a sublease for the office space.  Under the terms of the sublease agreement, the Company granted the sub lessee four months of free rent and commencing on April 1, 2014, the sub lessee will pay the Company an amount each month substantially equal to the rent amount due under the original lease.

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), owned by its then CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina.  The lease requires monthly payments of 13,500 denominated in the Bosnian Mark; however it is paid in USD, and can fluctuate month to month depending on the exchange rate.  The lease was terminated in May 2014 as part of the Company’s decision to shut-down it development operations in Bosnia and Herzegovina.

The Company also leases an automobile under a non-cancelable lease that expires April 31, 2015.

The Company has a lease for land on which its offices are currently located in which the renewal term extends through 2015 for the entire leased property and through 2035 for the portion of the land currently used by the Company.  The Company receives rents through a sublease on a portion of the leased land.

The Company has entered into agreements with various vendors in the ordinary course of business.  As of December 31, 2013, minimum required payments in future years under all lease arrangements are $372, $275, $170, $160, $160 and $938 in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, the Company had no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United Stated have had a significant impact on the operations of the Company.  If current levels of inflations hold steady, management does not believe future operations will be negatively impacted.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company’s early adoption of ASU 2013-11 in 2013 had no impact on the Company’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria.  The effective date of ASU No. 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted.  The Company is currently evaluating the impact, if any, that this amended guidance may have on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board  issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance.  This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.  ASU No. 2014-09 is effective for annual periods (and interim periods therein) beginning on or after December 15, 2016.  Early adoption is not permitted.  The Company is currently in the process of evaluating the impact that this amended guidance will have on its condensed consolidated financial statements.

In June 2014, Financial Accounting Standards Board issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period.  That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved.  The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015.  Early application is permitted.  The Company does not anticipate that this guidance will materially impact its consolidated financial statements.

       In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the disclosures required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by Regulation S-X are included beginning on page F-1 of this document.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Xhibit’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Xhibit’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Xhibit’s management concluded, as of the end of the period covered by this report, that Xhibit’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was not accumulated or communicated to management to allow timely decisions regarding required disclosure. In particular, Xhibit failed to complete and file its annual report for 2013 in a timely manner. Additionally, Xhibit subsequently had to restate its financial statements for the quarterly periods ended June 30, 2013 and September 30, 2013.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a).  Xhibit’s internal control over financial reporting is a process designed under the supervision of Xhibit’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Xhibit’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Xhibit’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Xhibit’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has concluded that, as of December 31, 2013, material weaknesses in the Company’s internal control over financial reporting existed as result of insufficient controls surrounding management’s analysis, evaluation and review of financial information.  As a result of these material weaknesses, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material weaknesses were noted as follows:

•
Financial personnel lack adequate knowledge in complex accounting issues which resulted in having to restate its quarterly reports for June and September 2013 and delayed the filing of its 2013 Annual Report on Form 10-K.  These issues specifically related to the accounting for a business combination and stock compensation.

•	Antiquated software and accounting systems which have resulted in errors in processing information.

In May 2014, management implemented the following remediation procedures, which were intended to remediate the causes of Xhibit’s disclosure and financial reporting procedures and controls ineffectiveness:

•	Adopted policy to utilize external service providers to review and provide guidance on disclosure reports and complex accounting issues; and
•	update and improve its accounting software to properly process information in a more accurate and timely manner.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company's directors, as named below, will serve until the next annual meeting of the Company's shareholders or until their successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual shareholders meeting.  Except as set forth below, (i) there is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board; (ii) there is no arrangement, agreement or understanding between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs; (iii) there is no agreement or understanding for any officer or director to resign at the request of another person, and (iv) none of the officers or directors is acting on behalf of, or will act at the direction of, any other person.

James D. Staudohar and David P. Franke were appointed to the Board on March 25, 2013 and April 18, 2013, respectively.

Kevin Weiss was hired as the Company’s CEO and appointed to the Board of Directors, effective as of May 16, 2013, pursuant to the terms of the SkyMall Merger.  Mr. Weiss and XSE, LLC (“XSE”), a Delaware limited liability company, which is controlled by Jahm Najafi, a director of the Company, entered into a Voting Agreement whereby XSE has agreed to vote all of its shares of stock in Xhibit in favor of Mr. Weiss at each election of directors of Xhibit until the earliest of (i) Mr. Weiss ceases to be the CEO of Xhibit; (ii) Mr. Weiss ceases to meet the established qualification standards to serve as a director of Xhibit; or (iii) such time as XSE, directly or indirectly, ceases to own at least 10% of the outstanding stock of Xhibit for a period of thirty continuous days.

Jahm Najafi (the “SHC Appointee”) was appointed to the Board on June 18, 2013 by the former SHC Parent Corp. shareholders (the “SHC Stockholders”) pursuant to the terms of the SkyMall Merger.  So as long as Mr. Najafi continues to meet the qualification standards established and disclosed by the Company, and the SHC Stockholders continue to collectively hold, directly or indirectly, at least ten percent (10%) of the outstanding Registrant Common Stock (the “Appointment Requirements”), Mr. Najafi must be included as a nominee to the Board of Directors submitted to the Company’s stockholders at any annual or special meeting at which directors are to be elected.  Also, pursuant to the SkyMall Merger, Chris Richarde, former President and Chairman of the Board of Xhibit, entered into a Voting Agreement, whereby he agreed to vote all of his shares of stock in Xhibit Corp. in favor of the SHC Appointee so long as the Appointment Requirements are met.

There are no family relationships among our executive officers and directors.

Audit Committee

The Audit Committee was established on December 11, 2013, the date on which its Charter was adopted.  The Audit Committee Charter lists the purposes of the Audit Committee as assisting the Board with oversight of the integrity of the Company's financial statements, compliance with legal and regulatory requirements, the Company's independent registered auditors' qualifications and independence, the performance of the Company's internal audit function and independent registered auditors, and to oversee the Company's accounting and financial reporting processes and the audit of the Company's financial statements.

The Board of Directors has determined that Mr. Staudohar is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, and each Audit Committee member is independent under applicable NYSE standards, as to which the Company is not subject.  The Board’s conclusions regarding the qualifications of Mr. Staudohar as an audit committee financial expert were based on his service as a chief financial officer of numerous companies in various industries, his experience as a certified public accountant, and his degree in accounting.

Executive Officers and Directors

The executive officers and directors serving the Company and their respective ages as of the date of this report are set forth in the table below.  Also provided is a brief description of the experience of each director and officer during the past five years and directorships (if any) held by each director in other companies.

Name	Age	Position Held	Term *
Kevin M. Weiss	58	Chairman, Chief Executive Officer	Annual
Scott Wiley	54	Chief Financial Officer
David P. Franke	49	Director	Annual
Jahm Najafi	51	Director	Annual
James D. Staudohar	76	Director	Annual

* For directors only

Kevin M. Weiss has served as a director and the Chief Executive Officer of the Company since May 2013. Mr. Weiss has served as CEO of the Company’s subsidiary, SkyMall Interests, LLC, since April 2013. In December 2007, Mr. Weiss was hired to serve as CEO of Author Solutions, Inc., a leading self-publishing company and continued in such capacity until July 2013.  Since April 2008, Mr. Weiss has been an operating partner at Bertram Capital, a private equity firm in San Mateo, California. Prior to Author Solutions, he served as CEO of software service provider Simdesk; president of computer security company McAfee Inc.; held senior management positions at various tech and software companies with responsibilities that included overseeing marketing, business development and strategic planning. With his more than 30 years of sales, marketing and technology experience including more than 15 years working for IBM, Mr. Weiss brings wide-ranging perspective and expertise to the Board of Directors. Mr. Weiss holds a B.A. in politics from Princeton University.

Scott Wiley has served as the Chief Financial Officer, Secretary and Treasurer of the Company since September 2013.  Mr. Wiley manages all aspects of the Company’s finance function.  He has served as the Chief Financial Officer, Secretary and Treasurer of the Company’s subsidiary SkyMall LLC (formerly, SkyMall, Inc.) since 2009.  From 2006 to 2009, Mr. Wiley served as Chief Financial Officer of Applied Photonics, Inc., a venture capital-backed company that developed patented laser technology used for precision glass cutting for flat panel and cell phone displays.  At Applied Photonics, he was responsible for managing all aspects of the company’s global finance and administration organizations.  Mr. Wiley has more than 27 years of experience in corporate finance and accounting, working with both public and private companies.  He spent the first 10 years of his career as an auditor at Coopers & Lybrand L.L.P.  He is a certified public accountant and has a B.A. from the University of California, Los Angeles.

David P. Franke was appointed to Xhibit’s Board in April 2013.  He is an experienced corporate financial manager and is currently a Principal at Franke & Company, Inc., a private equity investment firm headquartered in Phoenix, Arizona.  The company focuses on local and regional investment opportunities, as well as real estate transactions.  From 1987 to 1991, Mr. Franke worked for Burns International, which at the time was one of the largest real estate development companies in the Phoenix area, with a focus on developing master planned communities.  Since 1991, he has focused on the day-to-day management of Franke & Company, Inc.  As the managing director, he has assessed and underwritten hundreds of investment opportunities, participated in the negotiations of company investments, and assisted in the management of various investments within the company portfolio.  These include the management of two company-owned television stations, a heavy manufacturing operation serving the petro-chemical industry, investment decisions for numerous co-investments led by other partners of Franke & Company, as well as significant real estate ventures. Mr. Franke graduated with a B.A. in political science from University of Washington and received his MBA from Arizona State University.  With his diverse business transaction experience, Mr. Franke serves as a valuable member of the Board to assist with Company’s growth and development.

Jahm Najafi was appointed to the Company’s Board in June 2013.  He has been the CEO of the Najafi Companies since 2002.  He was a partner and COO of Pivotal Group from 1990 to 2002, and worked at Salomon Brothers Investment Banking, now a division of Citigroup, from 1986 to 1990.  Mr. Najafi earned his Masters in Business and Economics from Harvard University after earning his B.A. in Economics and Development Studies from the University of California, Berkeley.  He is Vice Chairman for the Phoenix Suns and an A Governor on the board of the National Basketball Association.  He serves as the President of the Board of Trustees of Phoenix Country Day School.  He is also active with the World Presidents' Organization and Urban Land Institute.  Additionally, he has served on Arizona State University's Committee for Design Excellence, the Board of Directors for the Phoenix Symphony and the Phoenix Metropolitan Area Convention and Visitors Bureau, as well as other civic organizations.  He is a founding partner of Social Venture Partners Arizona, which is a pooled, philanthropic fund that "invests" in emerging nonprofit organizations in a manner analogous to a venture capital fund investing in an emerging business.  Mr. Najafi brings a strong background in financing transactions and general business expertise to the Board of Directors.

    James D. Staudohar was appointed to Xhibit's Board in March 2013.  Since 2003, Mr. Staudohar has served as President of Lakeview Enterprises, LLC, providing business advisory and consulting services to companies throughout the Phoenix metropolitan area.  From 2007 to 2009, Mr. Staudohar served as the Chief Financial Officer and as a director of Veritest International Corporation, a startup company that raised approximately $2.8 million dollars for the development of a drug screening device.  From 1994 to 2002, Mr. Staudohar served as Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc., a multi-million dollar profitable asset recovery business located in Phoenix, Arizona.  Prior to 1994, Mr. Staudohar held a number of financial positions, including serving as Vice President and Corporate Controller of Modern Merchandising, Inc. from 1981 until its acquisition by Best Products, Inc. in 1983, when Mr. Staudohar was promoted to Chief Financial Officer and Senior Vice President of Best Products, a $3 billion retail organization, positions he held until 1989.  Mr. Staudohar also served from 1973-1981 as Vice President and Controller of B. Dalton Bookseller during a period when the retail chain grew from 66 to 650 stores.  In addition to his financial experience, Mr. Staudohar has served on the Board of Directors of Iveda Solutions, Inc. (OTCBB:IVDA) since 2010, and chairs the Audit Committee in addition to serving on the Compensation Committee.  Mr. Staudohar previously served on the Board of Directors of Smith & Wesson Holding Corporation, the publicly traded parent company of the gun manufacturer, from 2002 to 2004.  He also served as the Chair of Smith & Wesson's Audit Committee and as a member of the Nominating Committee.  Mr. Staudohar previously served on the Board of Directors and on multiple committees of the Phoenix Sister Cities Commission, a not for profit company.  Mr. Staudohar holds a B.A. from the University of Minnesota.  Among other professional experiences, qualifications and skills, Mr. Staudohar’s knowledge and understanding of the capital markets and his in-depth experience in corporate finance and business management provides valuable assistance to the Company in oversight of financial management, internal controls, and strategic planning.

Significant Employee

A significant employee of Xhibit and its subsidiaries, her age as of the date of this report, and a brief description of her business experience is set forth below:

Theresa McMullan (52) – Vice President, Marketing.  Theresa McMullan has served as the Vice President, Marketing of the Company since May 2013.   Ms. McMullan is responsible for managing the Company's in-flight catalog business, ecommerce sites, development and implementation of multichannel marketing programs, and catalog creative, production and distribution.  Prior to May 2013, Ms. McMullan served as Vice President, Marketing for the Company’s SkyMall subsidiary SkyMall LLC (formerly, SkyMall, Inc.).  She joined SkyMall in February 1999, as Senior Director of Advertising and Production.  In May 2001, Ms. McMullan was promoted to Vice President, Marketing.  Ms. McMullan participates in a variety of trade organizations and has spoken on topics relating to ecommerce and retailing and she received a Bachelor of Arts degree in Journalism in 1984 from New Mexico State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the Commission) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).  The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that Xhibit's executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2013, except as follows – Peter Ax (one late Form 3); David P. Franke (one late Form 3); Mirco Pasqualini (one late Form 3 and one late Form 4); Chris Richarde (one late Form 4); Michael Schifsky (one late Form 4); Dzenis Softic (one late Form 4); Darin Toone (one late Form 4); Kevin Weiss (one late Form 3); and Scott Wiley (one late Form 4).

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-Qualified Deferred Comp. Earnings ($)	All Other Comp. ($) (5)	Total ($)
Kevin Weiss (1), CEO	2013	279,480	150,000	-	-	-	-	15,663	445,143
Chris Richarde (2), former CEO	2013	264,868	-	-	-	-	-	30,748	295,616
	2012	291,667	-	-	-	-	-	110,551	402,218
Michael J. Schifsky (3), former Sr. VP and General Manager	2013	204,000	-	269,280	-	-	-	12,139	485,419
	2012	204,000	5,000	-	-	-	-	10,045	219,045
Mirco Pasqualini (4), former CCO	2013	168,000	-	221,760	390,370	-	-	3,213	783,343
	2012	148,000	-	-	-	-	-	2,661	150,661

(1)	Mr. Weiss has served as the Chief Executive Officer of Xhibit Corp, since May 2013.
(2)	Mr. Richarde served as the Chief Executive Officer of Xhibit Corp. from June 2012 until May 2013 and as the President of Xhibit Corp. from May 2013 until July 2013.
(3)
Mr. Schifsky served as the Senior Vice President and General Manager of Xhibit Corp. from September 2013 until June 2014.  Previously, Mr. Schifsky served as the Chief Financial Officer of Xhibit Corp from June 2012 until September 2013. Upon Mr. Schifsky’s resignation in June 2014, all stock awards issued to him were forfeited.

(4)
Mr. Pasqualini served as Chief Creative Officer of the Company’s subsidiary Xhibit Interactive LLC until January 31, 2014.  Upon Mr. Pasqualini’s resignation in January 2014 all stock awards and stock options issued to him were forfeited.

(5)
With the exception of $107,850 in 2012 for Mr. Richarde which represented personal expenses that were offset by amounts advanced to the Company by Mr. Richarde and $15,663 that was paid to Mr. Weiss in 2013 for reimbursement of moving costs, all amounts represent health insurance premiums.

Outstanding Option Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kevin M. Weiss, CEO	-	-	-	-	-
Chris Richarde, former CEO	-	-	-	-	-
Michael J. Schifsky, former Sr. VP and General Manager	-	-	-	-	-
Mirco Pasqualini, former CCO	-	-	300,000	$4.02	5/13/23

Outstanding Stock Awards at Fiscal Year End

Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Kevin M. Weiss, CEO	-	-	-	-
Chris Richarde, former CEO	-	-	-	-
Michael J. Schifsky, former Sr. VP and General Manager	-	-	136,000	$204,000
Mirco Pasqualini, former CCO	-	-	112,000	$168,000

Employment Agreements

On June 19, 2013, the Company entered into an Employment Agreement (the "Employment Agreement") with Kevin Weiss.  Pursuant to the Employment Agreement, Mr. Weiss will continue to be employed by the Company as its Chief Executive Officer.  The Employment Agreement replaces the employment agreement Mr. Weiss had with SkyMall Interests, LLC, one of the subsidiaries the Company acquired on May 16, 2013 pursuant to the SkyMall Merger.  The Employment Agreement provides for (i) a five-year term, (ii) an annual salary of $500,000, (iii) a target bonus of up to $250,000 to be paid upon the achievement of certain bonus plan objectives to be developed by Mr. Weiss and the Company's Board of Directors and prorated for 2013 from the effective date of the Employment Agreement, and (iv) other customary provisions contained in similarly situated employment agreements.  Pursuant to the Employment Agreement, the Board awarded Mr. Weiss a bonus of $150,000 for 2013 performance.  This bonus was paid in April 2014.  Upon termination of the Employment Agreement, Mr. Weiss may be eligible to receive severance payments depending on the circumstances of the termination.

Scott Wiley serves as Xhibit’s Chief Financial Officer under an unwritten, at-will employment arrangement with a base salary of $204,000 annually.  He has no written employment agreement or severance arrangement and is eligible for an annual bonus to be established in the future by the Board.

Director Compensation

During fiscal year 2013, each non-employee director earned cash compensation of $1,000 per Board meeting attended in person or $500 per Board meeting attended via telephone.  Directors also serving as officers do not receive any additional compensation for their service on the Board.  In May 2013, the Board authorized the grant of 75,000 shares of restricted common stock to each non-employee director pursuant to a restricted stock plan.  As of September 8, 2014 no common stock has been issued pursuant to this authorized grant.  The summary table below sets forth information concerning compensation for services rendered in all capacities during 2013 awarded to, earned by or paid to each of the following members of the Company’s Board of Directors.  No compensation was paid for director services in 2012.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Non-Qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Peter Ax	$-	$-	$-	$-	$-	$-	$-
David P. Franke	10,000	-	-	-	-	-	10,000
Jahm Najafi	-	-	-	-	-	-	-
James D. Staudohar	15,400	-	-	-	-	-	15,400

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide this disclosure.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide this disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of September 8, 2014 for (a) each person known by the Company to be a beneficial owner of five percent or more of the outstanding common stock of the Company, (b) each named executive officer, director and nominee for director of the Company, and (c) all directors and named executive officers of the Company as a group.

Name of Beneficial Owner	Common Shares Owned	Common Stock Options	Percent of Common Shares Owned
Kevin M. Weiss, CEO	-	-	0.0%
Chris Richarde, former CEO (2)(3)	19,500,000	-	18.0%
Scott Wiley, CFO	-	-	0.0%
Mike Schifsky, former Sr. VP and General Manager	1,214,173	-	1.1%
Mirco Pasqualini, former CCO	50,000	-	0.0%
David P. Franke, director	-	-	0.0%
Jahm Najafi, director (2)(4)	59,833,701	-	55.3%
James D. Staudohar, director	-	-	0.0%
Directors and Executive Officers as a group (6 persons)	61,047,874	-	56.4%
TNC Group Inc. and affiliates (2)(6)	59,833,701	-	55.3%

(1)	Percentage ownership is based on 108,232,935 shares of Common Stock outstanding on September 8, 2014.
(2)	Certain of the individuals and entities listed in the table above and footnotes below are subject to Voting Agreements that are described in this Report under Item 10 above.
(3)	Mr. Richarde’s address is 774 Mays Blvd. #10-343, Incline Village, NV 89451.
(4)
Includes 44,440,000 shares held by XSE, LLC, 15,000,000 shares held by X Shares, LLC, and 393,701 shares held by SMXE Lending, LLC, all of which are entities beneficially owned and controlled by Mr. Najafi.  This information is based upon the information contained in the Schedule 13D (Amendment No. 3) filed on February 13, 2014 by such parties and their affiliates.

(5)	Consists of Messrs. Kevin M. Weiss, Scott Wiley, Michael J. Schifsky, David P. Franke, Jahm Najafi and James D. Staudohar.
(6)
TNC Group Inc. (“TNC”), has all voting and dispositive powers over the Registrant’s shares owned by XSE, LLC (“XSE”), X Shares, LLC (“X Shares”) and SMXE Lending, LLC (“SMXE”). TNC is the manager of X Shares and SMXE and the non-member manager of XSE. Mr. Najafi is the director and an officer of TNC, and, as such, is deemed to control TNC. XSE, X Shares and SMXE hold 44,440,000, 15,000,000 and 393,701 shares of the Registrant’s common stock, respectively. SMXE Lending Holdings, LLC is the sole member of SMXE. The address of each of the foregoing entities is 2525 E. Camelback Road, Suite 850, Phoenix, AZ 85016. This information is based upon the information contained in the Schedule 13D (Amendment No. 3) filed on February 13, 2014.

As September 8, 2014, the Company had 108,232,935 shares of common stock and no shares of preferred stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Following his resignation on July 31, 2013, former Chairman and President of the Company Chris Richarde entered into a Mutual Release Agreement with the Company on August 6, 2013, which was amended by the parties on September 18, 2013 (as amended, the “Mutual Release Agreement”).  Pursuant to the Mutual Release Agreement, the Company and Mr. Richarde mutually released any claims they may have against each other, and Mr. Richarde was released from any obligations with respect to the Company’s bank and credit card accounts. Mr. Richarde remains subject to a one year non-compete covenant, as well as certain other restrictive covenants.  After the closing of the other transactions set forth in the Mutual Release Agreement, Mr. Richarde retained 20 million shares of the Company’s common stock, sold 20 million shares to two individuals (including 15 million to an affiliate of Mr. Najafi); returned for cancellation approximately 4.4 million shares of Company stock; and executed a Registration Rights Agreement and Lock Up Agreement, which prohibits him from selling 17.5 million of his shares for a one year period. The Mutual Release Agreement also contained customary representations, warranties and covenants of the parties.

On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders. Pursuant to the terms of the Merger Agreement, on May 16, 2013, Merger Sub merged with and into SHC (the “Merger”), with SHC surviving the Merger as a wholly-owned subsidiary of Xhibit. SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company, SkyMall, LLC, a Delaware limited liability company, and SkyMall Ventures, LLC, a Delaware limited liability company. SHC is an affiliate of and controlled by Jahm Najafi, a member of Xhibit’s Board of Directors and a major shareholder of Xhibit through beneficial ownership.

As a result of the Merger, all of the shares of common stock of SHC issued and outstanding immediately prior to the effective time of the Merger were canceled and automatically converted into the right to receive an aggregate of 44,440,000 shares of Xhibit common stock (the “Merger Shares”) at an exchange ratio of 444.4 shares of Xhibit common stock for every 1 share of SHC common stock. The Merger Shares were subsequently transferred to XSE, an affiliate of and an entity controlled by Mr. Najafi.

The Merger Agreement also provided for the appointment of Kevin Weiss as a director and Chief Executive Officer of Xhibit; the right of the former SHC stockholders to appoint another director to the Board of Xhibit (the “Appointed Director”); certain piggyback and demand registration rights for the former stockholders of SHC pursuant to a Registration Rights Agreement which was executed in connection with the Merger Agreement; usual and customary indemnification covenants by the stockholders of SHC, through the Stockholder Representative, and Xhibit; and an escrow of five million Merger Shares to support the indemnification by the Stockholder Representative.  On June 18, 2013, Mr. Najafi was designated as the Appointed Director and appointed to Xhibit’s Board.  The escrow of five million shares as required by the Merger Agreement was terminated and the shares were released to XSE in May 2014.

In connection with the Merger, Chris Richarde, then President and Chairman of the Board of Xhibit, entered into a Voting Agreement, whereby Mr. Richarde agreed to vote all of his shares of stock in Xhibit Corp. in favor of the Appointed Director at each election of directors of Xhibit until such time as the former SHC stockholders, directly or indirectly, cease to own at least 10% of the outstanding stock of Xhibit.

As provided in the Merger Agreement, certain outstanding debt of SHC was restructured in connection with the closing of the Merger, whereby SkyMall LLC obtained a $7.65 million line of credit facility from JP Morgan Chase Bank., N.A. (“Chase”), pursuant to a Credit Agreement and Line of Credit Note amended as of September 18, 2013 and December 31, 2013 (collectively, as amended, the “Chase Credit Facility”). Prior to September 9, 2014 when it was repaid and retired, the Chase Credit Facility was guaranteed by certain Najafi Company subsidiaries, all of which were affiliates of and controlled by Mr. Najafi.

On September 18, 2013, SkyMall entered into a Credit Agreement with SMXE Lending, LLC (“SMXE”), a Delaware limited liability company and issued a Line of Credit Note to SMXE in connection therewith, which were amended effective as of December 31, 2013 and April 29, 2014 (as amended, the "SMXE Credit Agreement").  The SMXE Credit Agreement initially provided SkyMall with a $5.0 million loan, although the principal was reduced to $4.5 million pursuant to the December 31, 2013 amendment when $500,000 was repaid pursuant to the issuance of 393,701 shares of Company common stock.  The SMXE Credit Limit was increased to $17.15 million pursuant to the April 29, 2014 amendment. The SMXE Credit Agreement is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, pursuant to Continuing Guarantees and Continuing Security Agreements; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall LLC (“SkyMall”); a Trademark Collateral Agreement executed by SkyMall; and a Trademark And Copyright Collateral Agreement executed by Xhibit (collectively with the SMXE Credit Agreement, the “SMXE Documents”).  SMXE is an affiliate of and controlled by Mr. Najafi.

On April 29, 2014, the Company used borrowings from the SMXE Credit Agreement to repay and retire the Chase Credit Facility, which payment amount was $5.1 million, and for general working capital purposes.

The SMXE Credit Agreement required monthly interest payments and was due and payable in full on January 15, 2015.  The interest rate set forth in the SMXE Credit Agreement was LIBOR plus 0.5 percentage point per annum.  Upon an event of default under the SMXE Documents, the interest rate increases automatically by 2% per annum and the outstanding principal and interest became immediately due and payable.  The covenants in the SMXE Documents among other things, required SkyMall, Xhibit and the other subsidiaries to continue to operate in their respective ordinary courses of business and imposed restrictions and limitations on, among other things, investments, dividends, acquisitions, asset sales, stock sales, and the ability of Xhibit and its Subsidiaries to incur or guarantee additional debt and additional liens.  The SMXE Credit Agreement contained daily sweeps.  In addition, the SMXE Credit Agreement required Xhibit to maintain key man life insurance on Xhibit’s CEO, Kevin Weiss, in an amount of $12.65 million, and prohibited certain transactions and acts without the approval of SMXE, including without limitation incurring additional debt, changing its general lines of business, and paying dividends.

On September 9, 2014 the Audit Committee, as ratified by the Board (with Mr. Najafi recusing himself from the vote), agreed to repay all outstanding amounts totaling $15,206,391 under the SMXE Credit Agreement and retire the credit facility such that it is no longer available for use.

On March 6, 2013, D4 Cloud Marketing, LLC, an entity which is 25% owned by our director David Franke, engaged Stacked Digital, LLC, a subsidiary of the Company, to provide direct email advertising services through October 2013.  The services were provided at the prevailing standard rates generally made available to similar clients. The aggregate amount of payments made to the Company by D4 Cloud Marketing during 2013 was $260,000.  Mr. Franke is also a 5% owner of BBD Sportswatch, LLC, which owns 51% of Sportswatch.com, LLC.  Sportswatch.com, LLC paid Xhibit approximately $70,000 for website development services during 2013.  The services, which were concluded by October 2013, were provided at the prevailing standard rates generally made available to similar clients.

The Company was party to a lease agreement with ABC Internet Media, owned by Dzenis Softic, our former CTO, to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia & Herzegovina.  The Company paid ABC $108,000 in lease payments in 2013.

Until June 30, 2013, the Company was party to a Marketing Services Agreement (the “Agreement”) with WAT Works, LLC (“WAT Works”), an entity 50% owned by one of its employees, to assist the Company in developing a proprietary line of consumer products.  During 2013, the Company paid WAT Works $108,074 under the terms of the Agreement.  Included in these payments was $31,800 for reimbursement for office space rent in Salt Lake City, Utah where the Company had five employees through October 2013.

In January 2013, Xhibit Interactive, LLC, a subsidiary of the Company, cancelled two Promissory Notes, issuing shares of Xhibit common stock in partial exchange. One Promissory Note was due from Xhibit to Larry Eiteljorg in the principal amount of $200,000 and was fully exchanged for 57,143 shares of common stock. The other Promissory Note was due from Xhibit to Paul Hrissikopoulos in the principal amount of $500,000 and was exchanged for 71,429 shares of common stock plus a new Promissory Note in the principal amount of $250,000, at 10% annual interest and a maturity date of December 31, 2013.  This new Promissory Note was paid in full as of the maturity date. Both note holders signed a waiver of default for the period between the time the notes matured and the date the new terms were accepted by the Company.

Director Independence

Using the standards of the NYSE, which the Company is not subject to, the Company's Board has determined that each of Mr. Staudohar and Mr. Franke qualifies under such standards as an independent director and would also qualify as independent for audit, compensation and nominating committee service.  No other directors qualify as independent for either Board of Committee service.  The Company did not consider any relationship or transaction between itself and its directors not already disclosed in this report in making this determination.

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

In October 2013, the Company entered into Indemnification Agreements with each of its then-current directors and executive officers, namely Kevin Weiss, Scott Wiley, Michael J. Schifsky, Mirco Pasqualini, Dzenis Softic, James D. Staudohar, David P. Franke and Jahm Najafi. The Company anticipates that it will enter into substantially similar Indemnification Agreements with any new directors and executive officers. The Company’s Articles of Incorporation and By-laws currently require the Company to indemnify and advance expenses to its directors and officers to the fullest extent permitted by law. The Indemnification Agreements were entered into in part to provide the Company’s officers and directors with specific contractual assurance that the protection promised by the Articles of Incorporation and By-laws will be available. The Indemnification Agreements, subject to limitations contained therein, obligate the Company to indemnify a director or officer, to the fullest extent permitted by applicable law, for certain expenses, as defined in the Indemnification Agreements, reasonably incurred by them in any proceeding arising out of their services as one of our directors or officers. Subject to certain limitations, the Indemnification Agreements provide for the advancement of expenses incurred by the indemnitee, and the repayment to the Company of the amounts advanced to the extent that it is ultimately determined that the indemnitee is not entitled to be indemnified by the Company. The Indemnification Agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled under applicable law, the articles of incorporation or bylaws of the Company, any agreement, a vote of stockholders or directors, or otherwise.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions and agreements, or otherwise, in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Farber Hass Hurley LLP is Xhibit’s independent registered public accounting firm. We paid Farber Hass Hurley a total of $188,007 and $137,824, respectively for the fiscal years ended December 31, 2013 and 2012 for professional services rendered for the audit of our annual financial statements, the reviews of financial statements included in our Forms 10-K and 10-Q and for any other services that are normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

Audit Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and December 31, 2012, we paid Farber Hass Hurley, LLP $14,400 and $25,608, respectively, for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

None.

Audit Committee’s Pre-Approval Process

As part of its responsibility for oversight of the independent registered public accountants, subsequent to its formation in October 2013, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Farber Hass Hurley LLP.  This policy became effective in December 2013.  In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee.  The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit.  All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification.

Prior to the formation of the Audit Committee, it was the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation or rule, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the board prior to the completion of the audit.  All of the services provided by Farber Hass Hurley LLP described above relating to services performed in 2013 and 2012 were approved by our entire board of directors.

The Company's principal accountant, Farber Hass Hurley LLP, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report.

1.	Audited Consolidated Financial Statements
a.	Report of Independent Registered Accounting Firm
b.	Consolidated Balance Sheets as of December 31, 2013 and 2012
c.	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
d.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012
e.	Consolidated Statements of Cash Flows for the years ended December 2013 and 2012
f.	Notes to Consolidated Financial Statements

2.	The Exhibit Index is included following the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Xhibit Corp.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Xhibit Corp. (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xhibit Corp., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and its current financial resources are not considered adequate to fund its planned operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding this matter is described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

Camarillo, California
September 9, 2014

XHIBIT CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$17,404,201	$363,172
Accounts receivable, net	13,377,447	699,207
Inventories	20,007,110	-
Prepaid expenses	1,597,387	79,191
Total current assets	52,386,145	1,141,570

Property and equipment, net	5,837,806	1,429,773
Intangible assets, net	28,525,745	2,752,974
Deferred financing costs, net	225,872	-
Other assets	437,408	32,731

Total assets	$87,412,976	$5,357,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,007,807	$379,324
Accrued expenses	2,179,307	168,094
Accrued payroll and related expenses	1,267,760	109,482
Accrued restructuring costs, current portion	148,939	-
Customer deposits	37,481,524	-
Notes payable, related parties	1,235,000	700,000
Deferred revenue	171,428	-
Deferred lease incentive, current portion	-	123,203
Total current liabilities	68,491,765	1,480,103

Non-current liabilities:
Deferred rent liability	-	236,476
Revolving line of credit	3,669,095	-
Term debt, related party	5,000,000	-
Deferred lease incentive, non-current portion	-	616,013
Accrued restructuring costs, non-current portion	36,986	-
Total liabilities	77,197,846	2,332,592

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 80,000,000 shares authorized, $0.0001 par value, none issued or outstanding	-	-
Common stock, 480,000,000 shares authorized, $0.0001 par value, 107,839,234 and 67,310,726 shares issued and outstanding at December 31, 2013 and 2012, respectively	10,784	6,731
Additional paid-in-capital	185,345,544	4,296,682
Accumulated deficit	(175,141,198)	(1,278,957)
Total stockholders' equity	10,215,130	3,024,456

Total liabilities and stockholders' equity	$87,412,976	$5,357,048

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues:
Internet marketing services	$6,359,003	$9,772,966
Merchandise sales, net	40,650,317	-
Placement fees	10,934,618	-
Gift cards and other	16,479,720	-
Total revenues	74,423,658	9,772,966
Cost of revenues	44,877,520	4,686,384

Gross profit	29,546,138	5,086,582
Operating expenses:
Catalog	5,232,461	-
Sales and marketing	12,740,871	1,061,470
Customer service and fulfillment	1,698,053	-
General and administrative	12,834,670	3,787,342
Development	1,299,547	576,504
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	27,037,500	-
Impairment charge	140,052,142	-
Restructuring charge	852,859	-
Total operating expenses	201,748,103	5,425,316

Loss from operations	(160,766,465)	(338,734)
Non-operating income (expenses):
Interest expense	(293,936)	(56,265)
Loss on debt conversion	(66,431)	-
Other	8,783	689

Loss before income taxes	(172,553,549)	(394,310)
Income taxes	-	-

Loss from continuing operations	(172,553,549)	(394,310)
Loss from discontinued operations, net of income taxes	(1,308,692)	-

Net loss	$(173,862,241)	$(394,310)

Net loss per common share (basic and diluted):
Loss from continuing operations	$(1.84)	$(0.01)
Loss from discontinued operations	(0.01)	-

Net loss	$(1.85)	$(0.01)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	93,805,230	67,001,730

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2011	66,583,676	$6,658	$1,377,370	$(884,647)	$499,381

Shares issued for TwitYap transaction	727,050	73	2,908,127	-	2,908,200
Expenses paid by shareholder and donated to company	-	-	11,185	-	11,185
Net loss	-	-		(394,310)	(394,310)

Balance at December 31, 2012	67,310,726	6,731	4,296,682	(1,278,957)	3,024,456

Shares issued for SkyMall merger	44,440,000	4,444	151,091,556	-	151,096,000
Shares issued for related party note conversions	128,572	13	516,418	-	516,431
Stock cancellation	(4,440,064)	(444)	444	-	-
Non-cash stock-based compensation	400,000	40	2,402,944	-	2,402,984
Stock-based compensation resulting from sale of stock between affiliate shareholders	-	-	27,037,500	-	27,037,500
Net loss	-	-	-	(173,862,241)	(173,862,241)

Balance at December 31, 2013	107,839,234	$10,784	$185,345,544	$(175,141,198)	$10,215,130

See notes to consolidated financial statements.

XHIBIT CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,862,241)	$(394,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	968,822	244,041
Depreciation and amortization	3,234,438	268,649
Non-cash stock-based compensation	2,402,984	-
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	27,037,500	-
Expenses paid by shareholder and donated to the company	-	11,185
Tenant improvement allowance	(92,402)	(51,334)
Loss on debt conversion	66,431	-
Gain on debt extinguishment	(168,714)	-
Impairment charge	140,052,142	-
Restructuring charge	852,859	-
Non-cash interest expense for amortization of deferred financing costs	93,006	-
Changes in operating assets and liabilities:
Accounts receivable	(9,753,883)	(337,045)
Accounts receivable, related party	-	8,750
Inventories	(2,621,264)	-
Prepaid expenses	53,962	118,106
Other assets	(183,634)	-
Accounts payable	7,426,043	120,703
Accounts payable, related party	-	(14,820)
Accrued expenses	480,475	148,178
Accrued payroll and related expenses	473,907	23,550
Advances to officer, non-interest bearing	-	107,851
Customer deposits	12,544,812	-
Deferred rent liability	33,437	223,717
Deferred revenue	171,428	-
Net cash provided by operating activities	9,210,108	477,221

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in SkyMall merger	4,369,535	-
Purchases of property and equipment	(1,123,831)	(721,610)
Net cash provided by (used in) investing activities	3,245,704	(721,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank line of credit	2,900,000	-
Payments on bank line of credit	(3,980,905)	-
Term debt borrowings, related party	5,000,000	-
Deferred financing costs paid	(318,878)	-
Proceeds from notes payable, related parties	1,035,000	700,000
Payment on notes payable, related parties	(50,000)	(333,516)
Net cash provided by financing activities	4,585,217	366,484

Net increase in cash	17,041,029	122,095
Cash at beginning of year	363,172	241,077

Cash at end of year	$17,404,201	$363,172

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization
Xhibit Corp. (“Xhibit” or the “Company”), f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the State of Nevada.  The original purpose of the Company was to provide manufacturing services.  Effective November 12, 2012 the Company changed its legal name from NB Manufacturing, Inc. to Xhibit Corp. by amending its Articles of Incorporation with the State of Nevada.

Xhibit Interactive, LLC ("Interactive"), a Nevada limited liability company, f/k/a Xhibit, LLC, was organized on July 18, 2011 as a Nevada limited liability company.  On August 9, 2011, Interactive entered into a Unit Exchange Agreement whereby the members of SpyFire Interactive, LLC (“SpyFire”) and Stacked Digital, LLC (“Stacked”) exchanged 100% of their membership units for 18,292,319 of Interactive’s units.  Concurrent with this transaction, SpyFire and Stacked became wholly-owned subsidiaries of Interactive.  On September 21, 2012, Interactive filed with the State of Nevada an Amendment to its Articles of Organization to change the name of Xhibit, LLC to Xhibit Interactive, LLC.

On January 20, 2012 Interactive formed Xhibit, d.o.o. Banja Luka (the “Bosnian Sub”), a wholly-owned Bosnian subsidiary, for the purpose of hiring highly skilled software coders, programmers and developers to provide the Company with high quality and economical in-house product development capabilities (Note 23).

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

On September 4, 2012, the merger contemplated by a merger agreement dated as of April 25, 2012 by and among Xhibit, Interactive, NB Manufacturing Subsidiary, LLC, a Nevada limited liability company (the "Merger Sub"), and a certain director and officer of the then NB Manufacturing, Inc. (the "Merger Agreement"), as amended as of May 23, 2012, was completed as of the filing of Articles of Merger with the Secretary of State of the State of Nevada, merging the Merger Sub into Interactive (the “Merger”).

As a result of the Merger and pursuant to the Merger Agreement, Interactive became a wholly-owned subsidiary of Xhibit, and on June 4, 2012, Xhibit issued 55,383,452 shares of its common stock to holders of units of Interactive at a rate of 1.2641737582 shares of Xhibit's common stock for each Interactive unit.

Immediately following the Merger, Xhibit had 66,583,676 shares of common stock outstanding and no derivative securities outstanding.  The former members of Interactive owned 83.2% of Xhibit's outstanding securities, and Xhibit's shareholders owned 16.8% of Xhibit's outstanding securities.

On September 24, 2012, the Company acquired various intellectual property assets owned by several individuals and private companies giving it the right to the source code, software, database, websites and domain names previously owned or operated by Radio Connect, LLC, Twit Yap, LLC and Star Connect, LLC which the Company now refers to as its TwitYap social media properties.  The Company obtained these assets for issuance of 727,050 shares of common stock (Note 7).

On December 1, 2012, the Company entered into a Marketing Services Agreement with WAT Works, LLC, a Utah limited liability company ("WAT Works"). The Company also hired five employees (including a 50% equity holder in WAT Works). The Company’s agreement with WAT Works engaged it to select products developed by third party formulators and manufacturers and assist us in marketing this line of health and wellness related consumer products and services. The Company agreed to pay WAT Works its direct costs in delivering these services, which included reimbursement for rent (as it operates out of an office in Salt Lake City, Utah), reimbursement for manufacturing and formulation costs paid to a third party, and payment of a contractor for sales tracking software development. This Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company. During June 30, 2013, the Company discontinued all sales of nutraceutical products but continued to conduct internet marketing and advertising campaigns for customers that sell their own nutraceutical products. In October 31, 2013, the Company completely shut down its Nutraceutical Products business and all third party sales of nutraceutical products were discontinued.

On May 16, 2013, the Company entered into an Agreement and Plan of Merger (the “SkyMall Merger Agreement”), among Xhibit, Project SMI Corp., a Delaware corporation and wholly-owned subsidiary of Xhibit (“SMI Merger Sub”), SHC Parent Corp., a Delaware corporation (“SHC”), and TNC Group, Inc., an Arizona corporation and Stockholder Representative for the SHC stockholders.  Pursuant to the terms of the Merger Agreement, on May 16, 2013, SMI Merger Sub merged with and into SHC (the “SkyMall Merger”), with SHC surviving the SkyMall Merger as a wholly-owned subsidiary of Xhibit.  SHC is the parent corporation of SkyMall Interests, LLC, a Delaware limited liability company (“Interests”), SkyMall LLC, a Delaware limited liability company (“SkyMall LLC”), and SkyMall Ventures, LLC, a Nevada limited liability company (“SkyMall Ventures,” and, collectively with SHC, Interests and SkyMall LLC, the “SkyMall Companies” or "SkyMall").  The Company issued 44,440,000 shares of common stock to the former shareholders of SHC as part of the SkyMall Merger.

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde.  As a condition of the Release Agreement, Mr. Richarde sold 5,000,000 of his shares to a shareholder of the Company, 15,000,000 shares to X Shares, LLC (“X Shares”), an entity controlled by Jahm Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, and canceled 4,440,064 of his shares (Note 15).  Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock and was the Company’s second largest shareholder.

Nature of Operations
Xhibit, through its subsidiaries other than the SkyMall Companies, is an online lead generation and advertising company providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  The Company enables marketers to advertise and sell their products and services through affiliate marketing networks.

SkyMall operates (i) a retail business as a multi-channel, direct marketer offering a wide array of merchandise from numerous direct marketers and manufacturers through the SkyMall catalog and website, SkyMall.com; and (ii) a loyalty business as a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.

SkyMall’s loyalty business provides turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands.  SkyMall’s proprietary technology system allows it to precisely manage merchandise procurement across a vast network of vendors to ensure that the most current products are available for loyalty program members.  In addition, SkyMall designs, develops and hosts the websites and manages the entire ecommerce transaction process from order placement to shipment and customer service.  For example, some sites feature the ability to include: (i) mixed payment options (the ability to combine points and dollars); (ii) multiple currencies and languages; and (iii) auctions.

SkyMall’s loyalty merchandising solutions are co-branded or private-labeled and offer a full suite of services, including development of marketing plans and strategies, product assortment selection and sourcing, website design, development and hosting, customer service support and reporting and analysis.  Most of the Company's consolidated revenues now come from the SkyMall Companies.

Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred a loss from operations for the year ended December 31, 2013 of $173,862,241 and has a working capital deficit of $16,105,620 at December 31, 2013.  Additionally, the Company’s outstanding debt matures on January 15, 2015 (Note 23).  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

●	Sales of assets or business units or other monetization of our assets,
●	elimination of unprofitable business units and product offerings,
●	aggressively seek new and additional sales opportunities, and
●	improve product gross margins through product sourcing efficiencies.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of Xhibit and its wholly-owned subsidiaries which include the accounts and transactions of SHC Parent Corp. and its subsidiaries from the May 16, 2013 merger date.  The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock.  Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable.  Actual results could differ from management’s estimates.

Reclassifications
Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.  Such reclassifications were not material individually and in the aggregate.

Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations (Note 17).  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt, including the revolving line of credit, term debt – related party, and notes payable – related parties approximate fair value because of the short maturities of those instruments.  The Company has no assets or liabilities measured at fair value on a recurring basis.  Certain assets and liabilities are measured at fair value on a non-recurring basis in accordance with GAAP (for example when there is evidence of impairment).

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

Advances to Officer
During 2011, prior to the Merger, the Company's subsidiary advanced $107,851 to its then Chief Executive Officer.  In 2012, the balance due to the Company was offset against wages due to the individual.

 Property and Equipment
Property and equipment, which consist primarily of buildings and improvements, computers, office furniture and leasehold improvements, are carried at cost, less accumulated depreciation.  Maintenance and repairs are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Computers and office furniture are depreciated over three and five years respectively, buildings and improvements are depreciated over 39 years and leasehold improvements are amortized over the initial term of the lease.

Capitalized Development Costs
The Company capitalizes certain internal and external expenses related to developing websites used to capture sales orders.  Costs incurred prior to the establishment of technological feasibility are charged to general and administrative or development expense depending on the nature of the costs.  Once technological feasibility is established, costs are capitalized until the website is placed in service, at which time the costs are amortized using the straight-line method over the websites estimated useful life of three years.

Intangible Assets
 Intangible assets consist primarily of the “SkyMall” tradename, the SkyMall loyalty program partner relationships, merchant relationships, customer relationships, purchased technology and non-compete agreements which are recorded at their estimated fair value at the date of acquisition.  For intangible assets with finite lives, the pattern in which the economic benefit of the assets will be consumed is evaluated based on projected usage or production of revenues.  The Company considers certain factors when assigning useful lives such as legal, regulatory and contractual provisions as well as management’s judgment, the effects of obsolescence, demand, competition and other economic factors.  Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from two to eight years.  Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable (Note 7).

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

Revenue Recognition
The Company recognizes revenue when all of the following criteria have been met: 1) persuasive evidence of an arrangement exists, 2) no significant Company obligations remain, 3) title to the product has transferred to the purchaser, 4) collection of the related receivable is reasonably assured, and 5) the fees are fixed or determinable.

Sales and use taxes charged to customers and incurred by the Company are shown net in the consolidated statements of operations.

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

Merchandise sales, net
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

Placement fees
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

Gift card sales
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

Shipping and handling costs
Amounts billed to customers related to shipping and handling costs ($5,603,784 and zero for the years ended December 31, 2013 and 2012, respectively) are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Catalog expenses
Catalog production costs include expenses related to creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs.  The Company expenses catalog production costs over the circulation period of the catalog, which is generally three months.

Advertising
The Company expenses advertising costs when such costs are incurred.  During the years ended December 31, 2013 and 2012, advertising costs were $797,334 and $26,566, respectively.

Stock-based Compensation
The Company accounts for stock-based compensation by using the Black-Scholes-Merton option valuation model to estimate the fair value of stock options issued, estimating the expected forfeiture rate, and recognizing expense for the options expected to vest over the requisite service/vesting period.

Concentrations of Credit Risk
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

Business Combination
The Company’s completion of its merger with the SkyMall Companies on May 16, 2013 has resulted in the recording of goodwill and identifiable definite-lived intangible assets.  The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date.  The Company has used significant estimates and assumptions, including fair value estimates, as of the merger date and may refine those estimates that are provisional, as necessary, during the measurement period.  The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized.  Measurement period adjustments are applied retrospectively.  All other adjustments are recorded to the consolidated statements of operations.  The Company did not record any measurement period adjustments during 2013.  Acquisition-related costs are recognized separately from the acquisition and expensed as incurred and are generally included in general and administrative expenses in the consolidated statements of operations.  The Company determines the useful lives for definite-lived tangible and intangible assets and liabilities assumed using estimates and judgments.

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

The Company recognizes and measures uncertain tax positions using a more-likely-than-not approach.  The Company had no material uncertain tax positions at December 31, 2013 or 2012.  The tax years 2011 to 2013 remain open to examination for Federal income tax purposes and the tax years 2010 to 2013 remain open to examination for applicable state income tax purposes. The SkyMall federal tax return for the period January 1, 2012 to April 3, 2012 has been selected for a compliance research examination. This examination is in process and as of September 9, 2014, the Company has not received notice of any issues or amounts due as a result of this examination.

Comprehensive Income (Loss)
Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss).  The Company did not have any items of comprehensive income (loss) for years ended December 31, 2013 or 2012.

Net Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  During 2013 and 2012, potentially dilutive securities were not considered in the calculation of dilutive loss per share as their impact would have been anti-dilutive.  Accordingly, basic and diluted net loss per share were identical for 2013 and 2012.  Stock options and restricted stock awards outstanding as of December 31, 2013 totaling 842,500 and 1,521,753, respectively, were not included in the computation of diluted loss per share because they were anti-dilutive.

Foreign Currency
The reporting currency for all periods is presented in the U.S. dollar.  The functional currency for the Company’s foreign subsidiary is the local currency.  Foreign currency transaction gains and losses are charged to operating expenses as they are not material to the Company’s operations.

 Recent Accounting Pronouncements
        In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company’s early adoption of ASU 2013-11 in 2013 had no impact on the Company’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), which provides amended guidance on the presentation of financial statements and reporting discontinued operations and disclosures of disposals of components of an entity within property, plant and equipment. ASU 2014-08 amends the definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria.  The effective date of ASU No. 2014-08 is for disposals that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014, with early adoption permitted.  The Company is currently evaluating the impact, if any, that this amended guidance may have on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board  issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance.  This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.  ASU No. 2014-09 is effective for annual periods (and interim periods therein) beginning on or after December 15, 2016.  Early adoption is not permitted.  The Company is currently in the process of evaluating the impact that this amended guidance will have on its condensed consolidated financial statements.

In June 2014, Financial Accounting Standards Board issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period.  That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved.  The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015.  Early application is permitted.  The Company does not anticipate that this guidance will materially impact its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

NOTE 3 – BUSINESS COMBINATION

On May 16, 2013, the Company completed the SkyMall Merger.  The Company issued 44,440,000 shares of its common stock in exchange for 100% of the outstanding shares of common stock of SHC Parent Corp.  The Company valued the 44,440,000 shares issued in the SkyMall Merger at fair value.  With the assumption of liabilities, the total purchase price for the assets was $200,954,670 as of May 16, 2013.  As required by the terms of the acquisition, Mr. Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who was later also appointed Chairman of the Xhibit Board of Directors.

Cash	$4,369,535
Accounts receivable	3,893,179
Inventories	17,385,846
Prepaid expenses	1,649,220
Property and equipment	5,267,121
Amortizing intangible assets	19,430,000
SkyMall tradename	7,170,000
Goodwill	141,568,726
Other assets	221,043
Liabilities assumed	(49,858,670)
$151,096,000

The following is unaudited pro forma statement of operations data of the combined entity for the years ended December 31, 2013 and 2012 as though the business combination had been effected as of the beginning of the comparable annual reporting period:

	2013	2012
Proforma revenues	$104,975,102	$113,609,043
Proforma net loss	(12,451,530)	(5,395,659)
Proforma loss per common share (basic and diluted)	$(0.13)	$(0.08)

The unaudited pro forma data above excludes the stock-based compensation resulting from the sale of stock between affiliate shareholders recorded in September 2013 (Note 15) and the SkyMall impairment charge recorded in December 2013 (Note 7).

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of December 31, 2013 and 2012:

	2013	2012
Trade receivables	$17,501,367	$943,248
Merchant bank receivables	175,199	-
Placement fees billed in advance of distribution	(2,528,911)	-
Allowance for doubtful accounts	(1,770,208)	(244,041)
	$13,377,447	$699,207

The Company had outstanding balances in accounts receivable from two customers representing 71% and 61% of trade receivables at December 31, 2013 and 2012, respectively.  Revenues from two customers represented 39% and 49% of total revenues for the years ended December 31, 2013 and 2012, respectively.  No other customers represented greater than 10% of net revenues for the years ended December 31, 2013 and 2012 or total trade receivables at December 31, 2013 and 2012.  Bad debt expense was $968,822 and $244,041 for the years ended December 31, 2013 and 2012, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

NOTE 5 - INVENTORIES

Inventories consist of the following as of December 31, 2013 and 2012:

	2013	2012
Gift cards	$18,417,078	$-
Gift cards in transit	1,359,875	-
Paper and other	230,157	-
	$20,007,110	$-

Gift cards in transit consist of gift cards which have been paid for but not yet received by the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012
Computers, office equipment and software	$2,223,196	$102,170
Furniture, fixtures and other	188,478	104,522
Buildings and improvements	3,971,878	-
Leasehold improvements	-	1,344,595
	6,383,552	1,551,287
Less accumulated depreciation	(662,425)	(121,514)
Construction in progress	116,679	-
	$5,837,806	$1,429,773

Depreciation expense was $813,562 and $113,423 for years ended December 31, 2013 and 2012, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2013 and 2012:

	Life	2013	2012
Amoritizing intangible assets:
Loyalty partner relationships	8 years	$7,193,871	$-
Merchant relationships	5 years	3,396,258	-
Technology	3 years	-	1,666,399
Non-compete agreements	2 years	53,656	1,241,801
Internally developed software	4 years	550,000	-
Customer database	4 years	220,000	-
		11,413,785	2,908,200
Less accumulated amortization		(1,878,140)	(155,226)
		9,535,645	2,752,974
SkyMall tradename		7,010,000	-
Goodwill		11,980,100	-
		$28,525,745	$2,752,974

 On September 24, 2012, the Company acquired certain intellectual property it intended to incorporate into its TwitYap social network product line (Note 1).  The agreements contained various covenants by the sellers, including certain sellers non-compete agreements.  As consideration for the intellectual property and non-compete agreements, the Company issued 727,050 of its common shares to the sellers.  The shares were valued at the market price of $4.00 per share on the date of the transaction, for a total value of $2,908,200.  The Company allocated the purchase price as follows: $1,666,399 for technology and $1,241,801 for non-compete agreements.

Amortization expense was $2,420,876 and $155,226 for the years ended December 31, 2013 and 2012, respectively.  Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2014	$1,753,286
2015	1,753,286
2016	1,753,285
2017	1,686,618
2018	863,057
Thereafter	1,726,113
$9,535,645

During September 2013, the Company elected to terminate all further TwitYap development work and is currently evaluating future uses of the social media applications.  Based on the uncertainty around its social media applications, the Company determined that the fair value of its TwitYap technology and non-compete agreement intangible assets was less than the carrying value and accordingly, the following impairment charge was recorded in September 2013:

2013
Technology	$1,666,399
Non-compete agreements	620,901
$2,287,300

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

Based on the factors noted above, the Company believed an impairment test was required.  The Company engaged an independent valuation firm to assist the Company in conducting the impairment test.  A quantitative Step 1 test was first performed by comparing the fair value of the SkyMall reporting unit at December 31, 2013 to the related carrying value, including goodwill.  This Step 1 test showed that the carrying value of the SkyMall reporting unit did exceed fair value and accordingly, an impairment analysis of the implied fair value of the SkyMall reporting unit’s goodwill and other intangible assets using customary valuation methodologies, including income (i.e., discounted cash flow) and market analyses was performed.  Based on the results of the impairment analysis, the Company determined that an impairment had occurred in the SkyMall reporting unit with respect to the restated goodwill and certain other intangible assets.  The following impairment charge for goodwill and certain other intangible assets recorded in conjunction with the SkyMall Merger was recorded at December 31, 2013:

Amortizing intangible assets	$8,016,216
SkyMall tradename	160,000
Goodwill	129,188,627
$137,764,842

NOTE 8 – REVOLVING LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. (the “Bank Line”) that refinanced an existing line of credit.  Effective December 31, 2013, the Bank Line was amended (Note 23).  Based on the amendment terms, the Bank Line expires on June 30, 2015 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries.  In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by an affiliate company controlled by a member of the Company's Board of Directors who is also a majority shareholder through beneficial ownership.  At December 31, 2013, there was $3,669,095 outstanding under the Bank Line.

NOTE 9 – TERM DEBT, RELATED PARTY

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by a member of the Company’s Board of Directors who is also a majority shareholder of the Company through beneficial ownership (the “Term Debt”).  Effective December 31, 2013, the Term Debt was amended (Note 23).  Based on the amendment terms, the Term Debt matures on September 18, 2015 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Term Debt is junior to the Bank Line but is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall LLC; a Trademark Collateral Agreement executed by SkyMall LLC; and a Trademark And Copyright Collateral Agreement executed by Xhibit.

NOTE 10 - NOTES PAYABLE, RELATED PARTIES

In March 2012, Interactive issued an unsecured promissory note in the amount of $500,000 to one of its members. The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  In January 2013, the note was cancelled.  In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears interest at a 10% annual rate and has a maturity date of December 31, 2013.  As a result of the conversion, the Company recorded a $32,145 loss on the conversion of debt in 2013.  During 2013, the Company made principal payments totaling $50,000.  The note holder signed a waiver of default for the period between the time the note matured and January 6, 2014, the date the note was repaid (Note 23).

In May 2012, Interactive issued an unsecured promissory note in the amount of $200,000 to one of its members.  The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  In January 2013, the note was cancelled.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder.  As a result, the Company recorded a $34,286 loss on the conversion in 2013.

In March 2013, the Company issued an unsecured promissory note in the amount of $100,000 to one of its shareholders. The note bears interest at a simple rate of 10% per annum and is due and payable on March 28, 2014 (Note 19).

In April 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $375,000 to four of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on March 31, 2014.

In April 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $210,000 to two of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on March 31, 2014.

In May 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 to two of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on May 31, 2014.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
In November 2011, Interactive entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012.

The Company ceased the use of its Tempe office space during September 2013 in connection with its restructuring plan (Note 13).  Effective December 1, 2013, the Company entered into a sublease for the office space.  Under the terms of the sublease agreement, the Company granted the sub lessee four months of free rent and commencing on April 1, 2014, the sub lessee will pay the Company an amount each month substantially equal to the rent amount due under the original lease.

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), which is owned by the Chief Technology Officer of the Bosnian Sub., to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina (Notes 19 and 23).  The lease requires monthly payments of 13,500 Bosnian Marks; however it is paid in United States dollars, and can fluctuate month to month depending on the exchange rate.  This lease has a term of seven years and terminates on August 1, 2019 (Note 23).

In April 2012, the Company entered into a non-cancelable automobile lease for an employee’s car.  The lease requires fixed monthly payments of $1,063 and expires in April 2015.  The Company has the option to purchase the vehicle at the end of the lease.

The Company has a lease for land on which its offices are currently located in which the renewal term extends through 2015 for the entire leased property and through 2035 for the portion of the land currently used by the Company.  The Company receives rents through a sublease on a portion of the leased land.

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

	Rental Payments	Sublease Receipts	Net Rental Payments
2014	$653,198	$281,446	$371,752
2015	668,751	394,099	274,652
2016	583,250	413,721	169,529
2017	604,854	445,343	159,511
2018	636,476	476,965	159,511
Thereafter	938,686	-	938,686
	$4,085,215	$2,011,574	$2,073,641

Rental expense was $382,578 and $308,188 for the years ended December 31, 2013 and 2012, respectively.

Litigation
The Company is involved in various legal actions in the ordinary course of business.  Although the outcomes of any such legal actions is uncertain, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company, the outcome of which is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

  In February 2014, the Company received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”).  In the CID, the FTC has requested information related to certain products marketed in the SkyMall in-flight catalog.  The Company submitted the requested information to the FTC in late March 2014.  In July 2014, the FTC informally advised the Company that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not known currently, the Company’s sales of the identified products during the relevant time period was approximately $823,000.  The Company is currently not able to assess the likelihood of a loss contingency related to this matter and accordingly, no charge was recorded in the 2013 financial statements for this matter.

Sales Tax

  In February 2014, the Company received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”).  In the CID, the FTC has requested information related to certain products marketed in the SkyMall in-flight catalog.  The Company submitted the requested information to the FTC in late March 2014.  In July 2014, the FTC informally advised the Company that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not known currently, the Company’s sales of the identified products during the relevant time period was approximately $823,000.  The Company is currently not able to assess the likelihood of a loss contingency related to this matter and accordingly, no charge was recorded in the 2013 financial statements for this matter.

The Company collects and remits sales and use taxes in most states for both its in-flight and loyalty businesses.  In the ordinary course of business, the Company is subject to audit by state and local tax authorities.  At any given time, the Company typically has more than one ongoing audit.  The Company records a contingency accrual for potential exposure related to sales tax audits.  Sales tax contingency accruals included in accrued expenses in the consolidated balance sheet total $338,591 at December 31, 2013.  No sales tax contingency accrual was recorded at December 31, 2012.

NOTE 12 – SHAREHOLDERS’ EQUITY

Preferred stock
The Company has authorized 80,000,000 shares of preferred stock, par value $0.0001 per share, all of which are undesignated.

Common stock
The Company has authorized 480,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding.

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

As of December 31, 2013 and 2012, there were no warrants outstanding.

NOTE 13 – RESTRUCTURING CHARGE

        During September 2013, the Company implemented a restructuring plan to reduce operating costs.

A restructuring charge of $852,859 comprised of severance benefits, outplacement services, and costs to consolidate the Company’s workforce into one location was recorded during 2013.  The Company ceased the use of its Tempe office space during September 2013 in connection with its restructuring plan (Note 11).  As a result, the Company recorded a cease-use liability equal to the estimated fair value for the costs that will continue to be incurred under the lease contract without economic benefit.  The fair value of the liability at the cease-use date was determined based on the remaining cash flows related to this lease, including future lease payments reduced by the estimated sublease rentals, discounted using a credit-adjusted risk-free rate.  In connection with the lease abandonment, the associated net leasehold improvements, deferred lease incentive, and deferred rent balances were written off.  Effective December 1, 2013, the Company entered into a sublease for the office space.  Under the terms of the sublease agreement, the Company granted the sub lessee four months of free rent and commencing on April 1, 2014, the sub lessee will pay the Company an amount each month substantially equal to the rent amount due under the original lease.  Consequently, at December 31, 2013, the Company adjusted the cease-use liability for the differences between the sublease income estimates and the actual sublease income per the sublease agreement using the original credit-adjusted risk-free rate.  As a result of the lease abandonment, the Company recorded a total expense of $606,464 during 2013.

  The activity in the accrued restructuring balance, which is included in accrued restructuring costs in the accompanying consolidated balance sheet for the year ended December 31, 2013, was as follows:

	2013 Restructuring Charge	Cash Payments	Non-Cash Expenses	Liability as of 12/31/13
Workforce reduction	$246,395	$(201,432)	$-	$44,963
Lease cease-use	606,464	(212,874)	(253,256)	140,962
	$852,859	$(414,306)	$(253,256)	185,925
Less non-current portion				36,986
Current portion				$148,939

NOTE 14 - NON-CASH STOCK-BASED COMPENSATION

For the year ended December 31, 2013, the Company recorded non-cash stock-based compensation as follows:

	Stock Issued for Services	Stock Option Plan	Restricted Stock Plan	Total
Sales and marketing expense	$-	$147,114	$133,582	$280,696
General and administrative expense	1,600,000	84,550	94,029	1,778,579
Development expense	-	338,194	5,515	343,709
	$1,600,000	$569,858	$233,126	$2,402,984

No stock-based compensation was recorded during the year ended December 31, 2012.

Stock Issued for Services
In conjunction with the SkyMall Merger, the Company issued 400,000 shares of its common stock on July 9, 2013 to an individual as consideration for consulting services provided to the Company in connection with the SkyMall Merger.  The stock-based compensation expense was recorded at its fair value of $1,600,000 as is included in general and administrative expenses in the consolidated statement of operations.

Stock Option Plan
In August 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.  In May 2013, the Company’s Board of Directors authorized the grant of up to 1,900,000 non-qualified stock options to certain of its employees and contractors to purchase common shares under the Option Plan.  A total of 1,895,000 options were granted with an exercise price of $4.02, which was equal to the closing price of the common stock on the OTCBB on the grant date, and a contractual term of ten years.  The options vest and become exercisable ratably over a two year period on each anniversary of the grant date.  At December 31, 2013, there were 12,157,500 options available for future grants under the Option Plan.

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

Stock-based compensation expense for employee stock options is recorded over the service/vesting period based on the estimated value of the options that are ultimately expected to vest.  An initial estimated forfeiture rate of 3% has been assumed for this calculation, and stock-based compensation expense will be adjusted as necessary in subsequent periods to reflect actual forfeiture activity.

Stock option plan award activity during the year ended December 31, 2013 was as follows:
	Number of Options	Average Exercise Price
Stock options outstanding at December 31, 2012	-
Granted	1,895,000	$4.02
Exercised	-
Forfeited	(1,052,500)	$4.02
Stock options outstanding at December 31, 2013	842,500	$4.02

No employee stock options were exercisable at December 31, 2013.  As of December 31, 2013, the Company estimates that 415,621 of the stock options outstanding will ultimately vest.  The stock options had no aggregate intrinsic value at December 31, 2013 since the December 31, 2013 closing price for the Company’s stock was lower than the exercise price.

Restricted Stock Plan

In September 2013, the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”). Under the RS Plan, the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock.  On September 30, 2013, the Company granted 1,587,753 restricted shares to certain of its employees under the RS Plan.  These restricted shares vest on September 1, 2016 provided the employees are still employed by Xhibit on that date.  At December 31, 2013, there were 8,478,247 shares available for future grants under the RS Plan.

Stock-based compensation expense for employee restricted stock awards is recorded over the service/vesting period based on the estimated value of the awards that are ultimately expected to vest.  An initial estimated forfeiture rate of 10% has been assumed for this calculation, and stock-based compensation expense will be adjusted as necessary in subsequent periods to reflect actual forfeiture activity.

Restricted stock plan award activity during the year ended December 31, 2013 was as follows:

	Number of Shares	Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2012	-
Granted	1,587,753	$1.98
Exercised	-
Forfeited	(66,000)	$1.98
Restricted shares outstanding at December 31, 2013	1,521,753	$1.98

As of December 31, 2013, the Company estimates that 1,098,678 of the restricted stock awards outstanding will ultimately vest.

NOTE 15 – NON-CASH STOCK-BASED COMPENSATION RESULTING FROM SALE OF STOCK BETWEEN AFFILIATE SHAREHOLDERS

Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership, in September 2013 (Note 1).  This sale was done partially for the benefit of both the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock-based compensation to Mr. Najafi of $27,037,500 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares.

NOTE 16 - INCOME TAXES

The Company recorded no income tax expense (benefit) for the years ended December 31, 2013 or 2012.  Following is a reconciliation of from the expected amounts of income tax expense (benefit) that would result from applying a combined U.S. federal and state income tax rate of 41% to pretax income (loss) for the years ended December 31, 2013 and 2012:

	2013	2012
Expected income tax expense (benefit) from continuing operations	-41.0%	-41.0%
Expected income tax expense (benefit) from discontinued operations	-0.3%	0.0%
Total expected income tax expense (benefit)	-41.3%	-41.0%
Losses (income) taxed directly to shareholders	0.0%	-13.4%
Timing differences	9.9%	0.0%
Permanent differences	30.6%	20.7%
Unrecognized tax benefits	-15.5%	0.0%
Change in valuation allowance	16.3%	33.7%
Actual income taxes (benefit)	0.0%	0.0%

Deferred tax assets and (liabilities) consist of the following as of December 31, 2013 and 2012:

	2013	2012
Accounts receivable	$725,254	$(286,451)
Depreciation and amortization	3,615,154	(129,853)
Accounts payable and accrued expenses	353,887	207,430
Deferred rent liability	-	96,879
Non-cash stock compensation	12,061,766	-
Restructuring charge	271,499	-
Net operating loss carryforwards	11,102,188	275,961
Other	2,234	(29,571)
	28,131,982	134,395
Less valuation allowance	(28,131,982)	(134,395)
	$-	$-

As of December 31, 2013, the Company recorded a valuation allowance equal to 100% of its net deferred income tax assets due to uncertainty about its ability to realize these benefits in the future.  As of December 31, 2013, the Company has accumulated net operating loss carryforwards of approximately $30,00,000, which will expire at various dates between 2024 and 2033.

NOTE 17 – DISCONTINUED OPERATIONS

The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, has been accounted for as discontinued operations.  The operating results of the Company’s Nutraceutical Products business for the year ended December 31, 2013 are summarized below:

Revenues	$7,823,727
Loss before income taxes	$1,308,692
Income taxes	-
Loss from discontinued operations, net of tax	$1,308,692

NOTE 18 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all their employees with at least six months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.  The Company made no matching contributions to the Plan during 2013.

NOTE 19 – RELATED PARTY TRANSACTIONS

As of December 31, 2013 and 2012, interest payable to related parties totaling $70,940 and $16,164, respectively, were included in accrued expenses on the consolidated balance sheet.

As of December 31, 2013 and 2012, net accounts receivable from related parties totaling $14,000 and zero, respectively, were included in accounts receivable on the consolidated balance sheet.

During the years ended December 31, 2013 and 2012, the Company recorded internet marketing revenues totaling $70,500 and zero, respectively, for sales to related parties.

During the years ended December 31, 2013 and 2012, the Company recorded revenues totaling $2,570,991 and zero, respectively, for media income and nutraceutical product sales to related parties.  In addition, cost of revenues totaling $498,404 and zero related to revenues from related parties were recorded during 2013 and 2012, respectively.  These revenues and related cost of revenues amounts are included in loss from discontinued operations on the consolidated statement of operations.

During 2013 and 2012, the Company issued notes payable totaling $1,035,000 and $700,000, respectively, to certain of its shareholders (Note 10).

During 2013 and 2012, the Company paid ABC, which is owned by the Chief Technology Officer of the Bosnian Sub, $108,000 and $45,000, respectively, in lease payments (Note 11).

In 2012, Xhibit Interactive formed the Bosnian Sub and hired all of the programmers previously employed by ABC.  The Bosnian Sub now provides all of the software and programming services previously provided by ABC and effective June 1, 2012, the Company no longer pays ABC for any services.  During the year ended December 31, 2012, the Company paid ABC $122,575 for certain software and programming services.

During 2013 and 2012, the Company paid WAT Works, LLC (“WAT Works”), an entity 50% owned by one of the Company’s employees, $108,704 and $32,560, respectively, for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement (Note 1).  The Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company.  Also during 2012, the Company paid WAT Works $10,000 for the purchase of an Affiliate List.

During September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who is a member of the Company’s Board of Directors and the Company’s majority shareholder through beneficial ownership (Notes 1 and 14).

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

During 2013 and 2012, the Company recorded the following non-cash financing activities:

	2013	2012
Common stock issued for related party note conversions	$450,000	$-
Common stock issued for SkyMall Merger	$151,096,000	$-
Stock cancellation	$444	$-
Issuance of common stock for intangible assets acquired	$-	$2,908,200
Leasehold improvments paid for with tenant improvement allowance	$-	$790,550

During 2013 and 2012, the Company made cash payments for the following amounts:

	2013	2012
InterEst	$136,084	$45,571
Income taxes	13,556	-

NOTE 21 – SEGMENT INFORMATION

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying consolidated financial statements.  Subsequent to October 2013, the Company operates two reporting segments: SkyMall and Internet Marketing.  Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments.  As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by segment for the year ended December 31, 2013:

	SkyMall	Internet Marketing	Corporate	Consolidated
Revenues	$68,064,655	$6,359,003	$-	$74,423,658
Cost of revenues	43,224,924	1,652,596	-	44,877,520
Gross profit	24,839,731	4,706,407	-	29,546,138
Operating expenses	163,139,689	10,780,353	27,828,061	201,748,103
Segment operating loss	(138,299,958)	(6,073,946)	(27,828,061)	(172,201,965)
Non-operating expenses and income taxes	-	-	(351,584)	(351,584)
Loss from continuing operations	$(138,299,958)	$(6,073,946)	$(28,179,645)	$(172,553,549)

Depreciation and amortization	$2,520,840	$713,598	$-	$3,234,438

Purchases of property and equipment	$942,544	$181,287	$-	$1,123,831

Total assets at year end	$86,016,066	$1,396,910	$-	$87,412,976

NOTE 22 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain unaudited consolidated financial information for each of the four quarters in the year ended December 31, 2013.  In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes.  Management believes the quarter-to-quarter comparisons of its financial results are not meaningful and should not relied upon as an indication of future performance.

	First Quarter	Second Quarter	Third Quarter (As Restated)	Fourth Quarter	Fiscal Year
Revenues	$3,759,124	$16,531,741	$20,366,673	$33,766,120	$74,423,658
Gross profit	$1,132,775	$4,936,301	$7,687,137	$15,789,925	$29,546,138
Loss from operations	$(995,083)	$(4,309,793)	$(34,018,517)	$(132,878,572)	$(172,201,965)

Loss from continuing operations	$(1,069,709)	$(4,337,913)	$(34,099,768)	$(133,046,159)	$(172,553,549)
Loss from discontinued operations	-	-	-	(1,308,692)	(1,308,692)
Net loss	$(1,069,709)	$(4,337,913)	$(34,099,768)	$(134,354,851)	$(173,862,241)

Basic and diluted earnings (loss) per share: (1)
Loss from continuing operations	$(0.02)	$(0.05)	$(0.31)	$(1.23)	$(1.84)
Loss from discontinued operations	-	-	-	(0.02)	(0.01)
Net loss	$(0.02)	$(0.05)	$(0.31)	$(1.25)	$(1.85)

(1) Earnings (loss) per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal the fiscal year amount.

The Company has performed a re-assessment of the accounting for the SkyMall Merger and certain transactions occurring shortly after the merger.  As part of this re-assessment, the Company restated its financial statements for the three month periods ended June 30, 2013 and September 30, 2013.  While the restatement did not impact the consolidated statement of operations data for the three month period ended June, 30, 2013, the Company recorded a contribution to capital and non-cash stock-based compensation of $27,037,500 related to Mr. Richarde’s sale of 15,000,000 shares of the Company’s common stock to X Shares during the three month period ended September 30, 2013 (Notes 1 and 15).

NOTE 23 – SUBSEQUENT EVENTS (UNAUDITED)

On January 6, 2014, the Company repaid the remaining $200,000 outstanding principal balance and all outstanding interest on a related party note payable that was due on December 31, 2013 (Note 10).  The note holder signed a waiver of default for the period between the time the note matured, December 31, 2013, and the date the note was repaid.

On January 6, 2014, the Company granted 105,000 shares of restricted stock to an employee under the RS Plan.  These restricted shares vest on December 31, 2016 provided the employee is still employed by Xhibit on that date.
On January 31, 2014, but effective as of December 31, 2013, the Company amended the Bank Line to change the maturity date to July 1, 2015 (Note 8).

On January 31, 2014, but effective as of December 31, 2013, the Company amended the Term Debt to change (a) the maturity date of the loan to September 18, 2015, (b) repaid $500,000 of principal through issuance of 393,701 shares of Xhibit common stock, and (c) permanently reduced the borrowing capacity under the loan to $4,500,000 (Note 9).  The Company recorded a $51,181 loss on the stock issuance in January 2014. The Company paid points totaling $96,975 to the lender related to refinancing, which are being amortized over the debt term.

On February 28, 2014, the Company granted 39,584 shares of restricted stock to an employee under the RS Plan.  These restricted shares vest on February 28, 2017 provided the employee is still employed by Xhibit on that date.
In February 2014, the Company changed its fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For fiscal 2014, the Company’s fiscal year end will be December 28, 2014.

On March 31, 2014, the Company repaid the remaining $585,000 outstanding principal balance and all accrued interest on related party notes payable that were due on March 31, 2014 (Note 10).

On April 17, 2014, the Company amended the maturity date of the $100,000 unsecured promissory note due to one of its shareholders from March 28, 2014 to April 30, 2014 (Note 10).  The note holder signed a waiver of default for the period between March 28, 2014 and April 17, 2014.  On April 29, 2014, the Company repaid the outstanding principal balance and all accrued interest on this related party note payable.

The Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2013 by its extended due date of April 1, 2014.  This failure to timely file the Annual Report on Form 10-K constitutes a breach of certain covenants resulting in defaults under the Company’s Bank Line and Term Debt (Notes 8 and 9).  The Company obtained written waivers of default, dated April 2, 2014, for the Bank Line and Term Debt.  Both waivers of default provided for a forbearance period through April 30, 2014. Prior to the expiration of the waiver period, the Term Debt was amended and restated, and the Bank Line was repaid and retired, as discussed below. Also as a result of the Company’s failure to timely file its Annual Report on Form 10-K, broker-dealers are prevented from making a market in the Company’s common stock or disseminating quotations to the public on the OTC Bulletin Board.

On April 29, 2014, the Company amended and restated the Term Debt (the “Amended Loan Facility”) (Note 9).  Among other amendments, the Amended Loan Facility: 1) increases the line of credit with SMXE from $4.50 million to $17.15 million; 2) reduces the interest rate from LIBOR plus 4.5 percentage points to LIBOR plus 0.5 percentage point per annum and 3) accelerates the maturity date to January 15, 2015 from the prior maturity date of September 18, 2015.  The covenants under the Amended Loan Facility, which are more restrictive than under the Term Debt, include additional security such as liens on gift card inventory, more stringent notice requirements, bank account control agreements, daily cash sweeps, and a prohibition on all equity capital raises, among other covenants set forth therein.  The funds drawn on the Amended Loan Facility were applied to repay and retire the Bank Line (Note 8), which payment amount was $5,153,826, and provide for working capital.  Immediately after the closing of the Amended Loan Facility, and retirement of Bank Line, the Company borrowed $4,493,324 under the Amended Loan Facility, which represents an increase of $2,000,000 above the aggregate face amount of the previous outstanding balances on the Term Loan and Bank Line.

On April 29, 2014, the Company repaid the remaining $100,000 outstanding principal balance and all outstanding interest on a related party note payable that was due on April 30, 2014 (Note 10).

In May 2014, the escrow of five million shares as required by the Merger Agreement was terminated and the shares were released to XSE, LLC.

In May 2014, the Company shut down the Bosnian Sub, its development subsidiary in Bosnia and Herzegovina.  As part of this shut down, the Company terminated the employment of all employees, completely abandoned its social media applications and terminated the building lease with ABC.  The Company is in the process of liquidating the Bosnian Sub.

On May 30, 2014, the Company repaid the remaining $350,000 outstanding principal balance and all outstanding interest on related party notes payable that were due on May 31, 2014 (Note 10).

In June 2014, the Company suspended operations of the lead generation and advertising business in its Internet Marketing reporting segment.  The Company is currently evaluating strategies for re-launching this business.  Until such time that the lead generation and advertising business can be re-launched, the Company will generate no revenue from its Internet Marketing segment (Note 21).

On August 29, 2014, the Company received notice from Delta Air Lines, Inc. that Delta was exercising its right to terminate its contract with SkyMall effective November 30, 2014.  Based on this contract termination, the SkyMall catalog will not be available on Delta flights after November 30, 2014.

On September 9, 2014, SkyMall LLC sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. (“Connexions”) pursuant to a Membership Interest Purchase Agreement dated as of the same date (the “MIPA”), for a cash purchase price of $24,000,000,of which $1,800,000 was placed into escrow to fund specific potential indemnity claims (the “SkyMall Ventures Sale”).  SkyMall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based upon a formula related to the operating profit of SMV during the 12 months following the closing.  The MIPA contains customary representations, warranties and indemnities.  In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC will provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance.  The Transition Services Agreement provides for a term of up to 18 months, in exchange for which Connexions will pay a fee equal to SkyMall LLC's cost of providing such services, which is initially estimated to be approximately $415,000 per month.  In addition, Xhibit Corp. entered into a Limited Guarantee guaranteeing the indemnity reimbursement obligations of SkyMall LLC under the MIPA.  As a result of the SkyMall Ventures Sale, the Company will not generate any revenues or operating profits from its loyalty business unit after September 9, 2014. During 2013, SkyMall Ventures recorded merchandise, gift card and other revenue totaling $45,002,007 for sales to loyalty programs operated by its customers.

In conjunction with the SkyMall Ventures Sale, the Company repaid the $15,206,112 outstanding balance on the Amended Credit Facility on September 9, 2014.  The Amended Credit Facility was retired immediately after the payoff.

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

2.5	Agreement and Plan of Merger, dated May 16, 2013, by and among Xhibit Corp., Project SMI Corp., SHC Parent Corp. and TNC Group, Inc., incorporated by reference to the Form 8-K filed on May 22, 2013.
3.1	Articles of Incorporation of the Company, incorporated by reference to the Form 10-SB12G filed on June 8, 2007.
3.2	By-Laws of the Company, incorporated by reference to the Form 10-SB12G filed on June 8, 2007.
3.3	Amendment to By-Laws of the Company, incorporated by reference to the Form 8-K filed on December 5, 2007
3.4	Second Amendment to Bylaws, dated May 16, 2013, incorporated by reference to the Form 8-K filed on May 22, 2013.
4.1	2012 Stock Option Plan dated as of August 30, 2012, incorporated by reference to the Form S-8 filed on September 10, 2012.
4.2	Registration Rights Agreement, dated May 16, 2013, by and among Xhibit Corp. and the Investors set forth on Schedule 1 thereto, incorporated by reference to the Form 8-K filed on May 22, 2013.
4.3	Xhibit Corp. 2013 Restricted Stock Plan, incorporated by reference to the Form S-8 filed on September 30, 2013.
4.4	Form of Restricted Stock Award Agreement (Tenure-Based Cliff Vesting), incorporated by reference to the Form S-8 filed on September 30, 2013.
4.5	Form of Restricted Stock Award Agreement (Tenure-Based Installment Vesting) incorporated by reference to the Form S-8 filed on September 30, 2013.
4.6	Form of Restricted Stock Award Agreement (Performance-Based Cliff Vesting) incorporated by reference to the Form S-8 filed on September 30, 2013.
9.1	Voting Agreement entered into as of May 16, 2013 by and between Chris Richarde and TNC Group, Inc., incorporated by reference to the Form 8-K filed on May 22, 2013.
9.2	Voting Agreement, dated as of June 19, 2013, by XSE, LLC, to Kevin Weiss, CEO of Xhibit Corp., incorporated by reference to the Schedule 13D/A filed on June 26, 2013.
10.1	List Management Agreement between SpyFire Interactive LLC and AdCafe LLC dated August 6, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.2	Exclusivity Agreement between SpyFire Interactive LLC and Education Success dba AdCafe dated June 24, 2011, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.3	Insertion Order Standard Terms and Conditions between AdCafe, LLC and SpyFire Interactive dated June 24, 2011, incorporate by reference to the Form 8-K filed on June 7, 2012.
10.4	Unit Exchange Agreement dated August 9, 2011, by and among Xhibit, LLC, Hrizzo, LLC SpyFire Interactive, LLC and Stacked Digital, LLC, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.5	Settlement Agreement among Xhibit, LLC, Xhibit Management Corp. and Jason Hrissikopoulos dated January 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.6	Amendment #1 to Settlement Agreement among Xhibit, LLC, Xhibit Management Corp. and Jason Hrissikopoulos dated January 4, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.

10.7	Promissory Note of Xhibit LLC payable to Paul Hrissikopoulos dated March 27, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.8	Promissory Note of Xhibit LLC payable to Larry Eiteljorg dated May 29, 2012, incorporated by reference to the Form 8-K filed on June 7, 2012.
10.9	Amendment to Promissory Note payable to Paul Hrissikopoulos dated October 25, 2012 and effective September 27, 2012, incorporated by reference to the Form 8-K filed on October 31, 2012.
10.10	Amendment to Promissory Note payable to Larry Eiteljorg dated October 25, 2012 and effective September 30, 2012, incorporated by reference to the Form 8-K filed on October 31, 2012.
10.11	Second Amendment to Promissory Note payable to Paul Hrissikopoulos dated December 4, 2012 and effective November 30, 2012, incorporated by reference to the Form 8-K filed on December 10, 2012.
10.12	Second Amendment to Promissory Note payable to Larry Eiteljorg dated December 5, 2012 and effective November 30, 2012, incorporated by reference to the 8-K filed on December 10, 2012.
10.13	Promissory Note payable to Paul Hrissikopoulos dated January 11, 2013, incorporated by reference to the Form 8-K filed on January 17, 2013.
10.14	Employment Agreement, dated as of October 1, 2011, between Dzenis Softic and Xhibit LLC, filed herewith, incorporated by reference to the Form 10-K filed on April 16, 2013.
10.15
Amendment to Employment Agreement, dated as of April 24, 2012, among Dzenis Softic, Xhibit LLC and Social Bounce LLC, filed herewith, incorporated by reference to the Form 10-K filed on April 16, 2013.

10.16	Employment Agreement, dated as of June 4, 2012, between Chris Richarde and NB Manufacturing, Inc., incorporated by reference to the Form 10-K filed on April 16, 2013.
10.17	Employment Agreement, dated as of June 4, 2012, between Michael J. Schifsky and NB Manufacturing, Inc., incorporated by reference to the Form 10-K filed on April 16, 2013.
10.18	Employment Agreement, dated as of January 1, 2013, between Mirco Pasqualini and Xhibit Interactive, LLC, incorporated by reference to the Form 10-K filed on April 16, 2013.
10.19	Marketing Services Agreement effective as of December 1, 2012 by and among Stacked Digital, LLC and WAT Works, LLC, incorporated by reference to the Form 10-K filed on April 16, 2013.
10.20	Purchase Agreement, dated January 21, 2013 between Equinox Nutraceuticals and Stacked Digital, LLC, incorporated by reference to the Form 10-K filed on April 16, 2013.
10.21	Form of Unsecured Note Purchase, dated April 15, 2013, between Xhibit Corp. and Investors listed on Exhibit A thereto, incorporated by reference to the Form 8-K filed on April 19, 2013.
10.22	Form of Secured Promissory Note, incorporated by reference to the Form 8-K filed on April 19, 2013.
10.23	Credit Agreement, dated May 10, 2013, by and between JP Morgan Chase Bank, N.A. and SkyMall, LLC, dated May 10, 2013, incorporated by reference to the Form 8-K filed on May 22, 2013.
10.24	Line of Credit Note dated May 10, 2013, by SkyMall, LLC to JP Morgan Chase Bank, N.A. incorporated by reference to the Form 8-K filed on May 22, 2013.
10.25
Form of Continuing Guaranty to JP Morgan Chase Bank, N.A. from Xhibit Corp.; Xhibit Interactive, LLC; Stacked Digital, LLC; FlyReply Corp.; SpyFire Interactive, LLC; SkyMall Interest, LLC; SkyMall Ventures, LLC, dated as of May 14, 2013, incorporated by reference to the Form 8-K filed on May 22, 2013.

10.26
Form of Continuing Security Agreement for JP Morgan Chase Bank, N.A. from Xhibit Corp.; Xhibit Interactive, LLC; Stacked Digital, LLC; FlyReply Corp.; SpyFire Interactive, LLC; SkyMall Interest, LLC; SkyMall Ventures, LLC, dated May 14, 2013, for JP Morgan Chase Bank, granted by Xhibit Corp., incorporated by reference to the Form 8-K filed on May 22, 2013.

10.27	Employment Agreement, dated April 18, 2013, of Kevin Weiss, incorporated by reference to the Form 8-K filed on May 22, 2013.
10.28	Employment Agreement, dated June 19, 2013, of Kevin Weiss, incorporated by reference to the Form 8-K filed on June 21, 2013.
10.29
Mutual Release Agreement, dated August 6, 2013, by and among Chris Richarde, Xhibit Corp., FlyReply Corp., Xhibit Interactive, LLC, SpyFire Interactive, LLC, Stacked Digital, LLC and SHC Parent Corp. incorporated by reference to the Form 8-K filed on August 6, 2013.

10.30
Amended and Restated Promotional Agreement, effective as of January 1, 2007, between Marriott Rewards, LLC and SkyMall Ventures, Inc., incorporated by reference to the Form 10-Q filed on August 19, 2013 (confidential treatment granted for redacted portions).

10.31
First Amendment to Amended and Restated Promotional Agreement, dated April 3,  2008, between Marriott Rewards, LLC and SkyMall Ventures, Inc., incorporated by reference to the Form 10-Q filed on August 19, 2013 (confidential treatment granted for redacted portions).

10.32
Second Amendment to Amended and Restated Promotional Agreement, dated December 2010, between Marriott Rewards, LLC and SkyMall Ventures, Inc., incorporated by reference to the Form 10-Q filed on August 19, 2013 (confidential treatment granted for redacted portions).

10.33
Third Amendment to Amended and Restated Promotional Agreement, dated December 9,  2011, between Marriott Rewards, LLC and SkyMall Ventures, Inc., incorporated by reference to the Form 10-Q filed on August 19, 2013 (confidential treatment granted for redacted portions).

10.34	Amended and Restated Credit Agreement, dated September 18, 2013, by and between JP Morgan Chase Bank, N.A. and SkyMall, LLC., incorporated by reference to the Form 8-K filed on September 20, 2013.
10.35	Credit Agreement, dated September 18, 2013 between SkyMall, LLC, as borrower, and SMXE Lending, LLC, as lender, incorporated by reference to the Form 8-K filed on September 20, 2013.
10.36	Line of Credit Note, dated September 18, 2013, in the amount of $5,000,000, from SkyMall, LLC in favor of SMXE Lending, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.
10.37
Subordination and Intercreditor Agreement, dated September 18, 2013, by and between JP Morgan Chase Bank, N.A., SMXE Lending, LLC and SkyMall, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.

10.38
Form of Continuing Security Agreement, dated September 18, 2013, to SMXE Lending, LLC from Xhibit Corp.; Xhibit Interactive, LLC; Stacked Digital, LLC; FlyReply Corp.; SpyFire Interactive, LLC; SkyMall Interests, LLC; SkyMall Ventures, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013, incorporated by reference to the Form 8-K filed on September 20, 2013.

10.39
Form of Continuing Guaranty Agreement, dated September 18, 2013, to SMXE Lending, LLC from Xhibit Corp.; Xhibit Interactive, LLC; Stacked Digital, LLC; FlyReply Corp.; SpyFire Interactive, LLC; SkyMall Interests, LLC; SkyMall Ventures, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.

10.40	Agreement, dated September 18, 2013, by and among Xhibit Corp., SHC Parent Corp. and THC Group, Inc., incorporated by reference to the Form 8-K filed on September 20, 2013.
10.41
Amendment to Mutual Release Agreement, dated September 18, 2013, by and among Chris Richarde, Xhibit Corp., FlyReply Corp., Xhibit Interactive, LLC, Spy Fire Interactive, LLC, Stacked Digital, LLC and SHC Parent Corp., incorporated by reference to the Form 8-K filed on September 20, 2013.

10.42
Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing dated Form of Continuing Security Agreement, dated September 18, 2013, by and among SkyMall, LLC, Lawyers Title of Arizona, Inc. and SMXE Lending, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.

10.43	Trademark Collateral Agreement, dated September 18, 2013, by and between SkyMall, LLC and SMXE Lending, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.
10.44	Trademark and Copyright Collateral Agreement, dated September 18, 2013, by and between Xhibit Corp. and SMXE Lending, LLC, incorporated by reference to the Form 8-K filed on September 20, 2013.
10.45	Form of Indemnification Agreement (Xhibit Corp.), incorporated by reference to the Form 8-K filed on October 11, 2013.
10.46	Form of Indemnity Agreement (NB Manufacturing, Inc.), incorporated by reference to the Form 8-K filed on October 11, 2013.
10.47
Amendment to Amended and Restated Credit Agreement and to Line of Credit Note and to Amended and Restated Security Agreement, entered into as of January 31, 2014 and effective as of December 31, 2013, by and between JP Morgan Chase Bank, N.A. and SkyMall, LLC, incorporated by reference to the Form 8-K filed on February 6, 2014.

10.48
Amendment to Credit Agreement and to Line of Credit Note and to Security Agreement, entered into as of January 31, 2014 and effective as of December 31, 2013, by and between SMXE Lending, LLC and SkyMall, LLC, incorporated by reference to the Form 8-K filed on February 6, 2014.

10.49
Amended and Restated Credit Agreement, dated as of April 29, 2014, by and among SMXE Lending, LLC, SkyMall, LLC, Xhibit Corp., SkyMall Interests, LLC, SkyMall Ventures, LLC, SHC Parent Corp., Stacked Digital, LLC, Xhibit Interactive, LLC, SpyFire Interactive, LLC and FlyReply Corp., incorporated by reference to the Form 8-K filed on May 6, 2014.

10.50	Amended and Restated Line of Credit Note, dated as of April 29, 2014, executed in favor of SMXE Lending, LLC by SkyMall, LLC, incorporated by reference to the Form 8-K filed on May 6, 2014.
10.51
Amended and Restated Continuing Guaranty, dated as of April 29, 2014, to SMXE Lending, LLC, executed by Xhibit Corp., SkyMall Interests, LLC, SkyMall Ventures, LLC, SHC Parent Corp., Stacked Digital, LLC, Xhibit Interactive, LLC, SpyFire Interactive, LLC and FlyReply Corp., incorporated by reference to the Form 8-K filed on May 6, 2014.

10.52	Amended and Restated Continuing Security Agreement, dated as of April 29, 2014, executed by SkyMall, LLC, incorporated by reference to the Form 8-K filed on May 6, 2014.
10.53
Amended and Restated Continuing Security Agreement, dated as of April 29, 2014, executed by SkyMall Interests, LLC, SkyMall Ventures, LLC, SHC Parent Corp., Xhibit Corp., Xhibit Interactive, LLC, FlyReply Corp., SpyFire Interactive, LLC and Stacked Digital, LLC, incorporated by reference to the Form 8-K filed on May 6, 2014.

10.54	Employee Resignation Agreement and General Release between Xhibit Corp. and Michael J. Schifsky dated June 13, 2014, incorporated by reference to the Form 8-K filed on June 19, 2014.
10.55	Termination Certification between NB Manufacturing, Inc. and Michael J. Schifsky, incorporated by reference to the Form 8-K filed on June 19, 2014.10.56
14.1	Xhibit Corp Code of Conduct and Ethics, incorporated by reference to the Form 10-K filed on April 16, 2013.
14.2	Xhibit Corp Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to the Form 10-K filed on April 16, 2013.
21	Subsidiaries, filed herewith.
23.1	Consent of Farber Hass Hurley LLP, dated September 9, 2014, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, filed herewith.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
99.1	Certificate of Change filed pursuant to NRS 78.209 for Nevada Profit Corporations filed February 29, 2012, incorporated by reference to the Form 8-K filed on March 28, 2012.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

XHIBIT CORP. (Registrant)
By:	/s/ Kevin M. Weiss
Kevin M. Weiss Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 10, 2014.

/s/ Kevin M. Weiss
Kevin M. Weiss, Chairman

/s/ David P. Franke
David P. Franke, Director

/s/ Jahm Najafi
Jahm Najafi, Director

/s/ James D. Staudohar
James D. Staudohar, Director