Form 10-Q
period 2014-03-30
Xhibit Corp.
filed 2014-09-24
CIK 1393631

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2014

or
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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 8, 2014 the Company had 108,232,935 shares of its $0.0001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed late.  As disclosed in a Current Report on Form 8-K the Company filed with the SEC on April 16, 2014, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on April 11, 2014 that the Company’s previously filed financial statements for: (i) the three and six month periods ended June 30, 2013 included in the Form 10-Q filed with the SEC on August 19, 2013 and (ii) the three and nine month periods ended September 30, 2013 included in the Form 10-Q filed with the SEC on November 15, 2013 needed to be restated to correct the accounting for the merger of SkyMall with and into Xhibit Corp. in such financial statements.  The Audit Committee’s determination was based upon analysis of the issues raised in comment letters from the Securities and Exchange Commission (“SEC”) related to the Company’s accounting for the SkyMall merger.

As a result of these restatements, the Company elected not to file this Quarterly Report on Form 10-Q until the Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2013 and September 30, 2013 and the Annual Report on Form 10-K for the year ended December 31, 2013 had been filed with the SEC.

-i-

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 2014 AND DECEMBER 31, 2013

	March 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$6,391,930	$17,404,201
Accounts receivable, net	4,708,977	13,377,447
Inventories	22,465,216	20,007,110
Prepaid expenses and other current assets	2,336,278	1,597,387
Total current assets	35,902,041	52,386,145

Property and equipment, net	6,208,351	5,837,806
Intangible assets, net	28,143,892	28,525,745
Deferred financing fees, net	253,548	225,872
Other assets	437,408	437,408
Total assets	$70,945,600	$87,412,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,037,360	$26,007,807
Accrued expenses	1,404,387	2,179,307
Accrued payroll and related expenses	1,037,728	1,267,760
Accrued restructuring costs	58,011	148,939
Customer deposits	29,379,332	37,481,524
Notes payable, related parties	1,035,000	1,235,000
Deferred revenue	180,146	171,428
Total current liabilities	52,131,964	68,491,765

Revolving line of credit	6,157,395	3,669,095
Term debt, related party	4,500,000	5,000,000
Accrued restructuring costs, non-current portion	-	36,986
Total liabilities	62,789,359	77,197,846

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 80,000,000 shares authorized, $0.0001 par value, none issued or outstanding	-	-
Common stock, 480,000,000 shares authorized, $0.0001 par value, 108,232,935 and 107,839,234 shares issued and outstanding at March 30, 2014 and December 31, 2013, respectively	10,823	10,784
Additional paid-in-capital	185,892,461	185,345,544
Accumulated deficit	(177,747,043)	(175,141,198)
Total stockholders' equity	8,156,241	10,215,130
Total liabilities and stockholders' equity	$70,945,600	$87,412,976

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 30, 2014 AND MARCH 31, 2013
(Unaudited)

	2014	2013
Revenues:
Internet marketing services	$1,443,519	$1,502,279
Net merchandise sales	9,295,680	-
Placement fees	2,493,513	-
Gift cards and other	4,681,541	-
Total net revenues	17,914,253	1,502,279
Cost of revenues	11,260,521	186,807

Gross profit	6,653,732	1,315,472
Operating expenses:
Catalog	1,548,480	-
Sales and marketing	3,682,333	305,507
Customer service and fulfillment	672,067	-
General and administrative	3,159,279	1,270,075
Development	39,619	271,566
Total operating expenses	9,101,778	1,847,148

Loss from operations	(2,448,046)	(531,676)
Non-operating income (expenses):
Interest expense	(178,079)	(8,195)
Loss on debt conversion	-	(66,431)

Loss before income taxes	(2,626,125)	(606,302)
Income taxes	-	-

Loss from continuing operations	(2,626,125)	(606,302)
Income (loss) from discontinued operations, net of income taxes	20,280	(463,407)

Net loss	$(2,605,845)	$(1,069,709)

Net loss per common share (basic and diluted):
Loss from continuing operations	$(0.02)	$(0.01)
Income (loss) from discontinued operations	-	(0.01)

Net loss	$(0.02)	$(0.02)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	108,100,227	67,422,314

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 30, 2014 AND MARCH 31, 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,605,845)	$(1,069,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	110,827	28,603
Depreciation & amortization	665,824	225,012
Non-cash stock-based compensation	46,969	-
Tenant improvement allowance	-	(30,801)
Loss on debt conversion	-	66,431
Non-cash interest expense for amortization of deferred financing costs	92,099	-
Changes in operating assets & liabilities:
Accounts receivable	8,557,643	(684,825)
Inventories	(2,458,106)	-
Prepaid expenses and other current assets	(743,058)	77,108
Accounts payable	(6,970,460)	1,063,216
Accounts payable, related party	-	19,141
Accrued expenses	(774,920)	(182,760)
Accrued payroll & related expenses	(230,032)	13,180
Accrued restructuring costs	(127,914)	-
Customer deposits	(8,102,192)	-
Deferred revenue	8,718	188,138
Deferred rent liability	-	11,146
Net cash used in operating activities	(12,530,447)	(276,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property & equipment	(599,349)	(96,808)
Purchases of intangible assets	(51,000)	-
Net cash used in investing activities	(650,349)	(96,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on bank line of credit	10,926,656	-
Payments on bank line of credit	(8,438,356)	-
Deferred financing fees paid	(119,775)	-
Proceeds from notes payable, related parties	-	100,000
Payment on notes payable, related parties	(200,000)	(10,000)
Net cash provided by financing activities	2,168,525	90,000

Decrease in cash	(11,012,271)	(282,928)
Cash at beginning of period	17,404,201	363,172

Cash at end of period	$6,391,930	$80,244

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for conversion of related party notes payable	$-	$450,000
Common stock issued for conversion of related party term debt	$500,000	$-

Cash paid for:
Interest	$67,209	$21,875
Income taxes	$-	$24,208

See notes to condensed consolidated financial statements.

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization
Xhibit Corp. (“Xhibit” or the “Company”), f/k/a NB Manufacturing, Inc., was incorporated on September 19, 2001 in the State of Nevada.  The original purpose of the Company was to provide manufacturing services.  In November 2012 the Company changed its name from NB Manufacturing, Inc. to Xhibit Corp.

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

Nature of Operations
Through June 2014, Xhibit, through its subsidiaries other than the SkyMall Companies, operated an online lead generation and advertising business providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  This business enabled marketers to advertise and sell their products and services through affiliate marketing networks.

SkyMall operates a retail business as a multi-channel, direct marketer offering a wide array of merchandise from numerous direct marketers and manufacturers through the SkyMall catalog and website, SkyMall.com.  SkyMall is best known as the exclusive provider of an in-flight shopping catalog carried on aircraft of large, U.S.-based airlines.  SkyMall features over 25,000 products online with a subset of those being displayed in the in-flight catalog.  Products are sourced directly from manufacturers, through distributors, or through other product aggregators that want to reach SkyMall’s large audience.

Until September 9, 2014, SkyMall operated a loyalty business as a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.  SkyMall’s loyalty business, operated through SkyMall Ventures, provided turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands.  During 2014 to date, most of the Company's consolidated revenues were generated by the SkyMall Companies.

Between June 2013 and June 2014, the Company terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 the Company sold SkyMall Ventures, its loyalty business unit (Note 19).  After September 9, 2014, all of our revenue will come from the SkyMall commerce business, which generated revenue of approximately $33.7 million in 2013 on a pro forma full year basis.

Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred a loss from operations for the three month period ended March 30, 2014 and the year ended December 31, 2013 of $2,626,125 and $173,862,241, respectively.  Additionally, the Company has a working capital deficit of $16,229,923 at March 30, 2014.  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to generate operating profits. The highlights of that plan are:

•	Sale of SkyMall’s loyalty business unit in September 2014 (Note 19),
•	repayment and termination of the Company’s revolving credit facility in September 2014 (Note 19),
•	sales of other assets or business units or other monetization of our assets,
•	elimination of unprofitable business units and product offerings,
•	aggressively seek new and additional sales opportunities, and
•	improve product gross margins through product sourcing efficiencies.

NOTE 2 – CHANGES IN SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), include the accounts of Xhibit and its wholly-owned subsidiaries which include the accounts and transactions of SHC Parent Corp. and its subsidiaries from the May 16, 2013 merger date.  The Company does not have any subsidiaries in which it does not directly or indirectly own 100% of the outstanding stock.  Intercompany transactions and balances have been eliminated in consolidation.

In February 2014, the Company changed its fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For 2014, the Company’s fiscal first quarter ended on March 30, 2014 and its fiscal year end will be December 28, 2014.

Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations (Note 15).  The condensed consolidated financial statements for the three month period ended March 31, 2013 have been restated to present the operations of the Company’s Nutraceutical Products reporting segment as discontinued operations.  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

Shipping and Handling Costs
Amounts billed to customers related to shipping and handling costs totaling $1,383,421 and zero for the three month periods ended March 30, 2014 and March 31, 2013, respectively, are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Advertising
The Company expenses advertising costs when such costs are incurred.  During the three month periods ended March 30, 2014 and March 31, 2013, advertising costs were $128,008 and $26,566, respectively.

Net Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  During the three month periods ended March 30, 2014 and March 31, 2013, potentially dilutive securities were not considered in the calculation of dilutive loss per share as their impact would have been anti-dilutive.  Accordingly, basic and diluted net loss per share were identical for the three month periods ended March 30, 2014 and March 31, 2013.  Stock options and restricted stock awards outstanding as of March 30, 2014 totaling 435,000 and 1,365,337, respectively, were not included in the computation of diluted loss per share because they were anti-dilutive.

Recent Accounting Pronouncements
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

 In May 2014, the Financial Accounting Standards Board  issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single, comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersedes virtually all existing revenue recognition requirements and guidance.  This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.  ASU No. 2014-09 is effective for annual periods (and interim periods therein) beginning on or after December 15, 2016.  Early adoption is not permitted.  The Company is currently evaluating the impact that this amended guidance will have on its condensed consolidated financial statements.

In June 2014, Financial Accounting Standards Board issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period.  That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved.  The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015.  Early application is permitted.  The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements.

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

The following is unaudited proforma financial information of the combined entity for the three month period ended March 31, 2013 as though the business combination had been as of the beginning of the reporting period:

Proforma revenues	$21,557,755
Proforma net loss	$(3,660,982)
Proforma loss per common share (basic and diluted)	$(0.05)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of March 30, 2014 and December 31, 2013:

	March 30, 2014	December 31, 2013
Trade receivables	$8,396,447	$17,501,367
Merchant bank and other receivables	119,766	175,199
Placement fees billed in advance of distribution	(1,929,504)	(2,528,911)
Allowance for doubtful accounts	(1,877,732)	(1,770,208)
	$4,708,977	$13,377,447

The Company had outstanding balances in accounts receivable from three customers representing 53% of trade receivables at March 30, 2014 and 71% of trade receivables at December 31, 2013.  Revenues from these three customers represented 62% of total revenues for the three month period ended March 30, 2014.  No other customers represented greater than 10% of net revenues for the three month periods ended March 30, 2014 and March 31, 2013 or total trade receivables at March 30, 2014 and December 31, 2013.

NOTE 5 - INVENTORIES

Inventories consist of the following as of March 30, 2014 and December 31, 2013:

	March 30, 2014	December 31, 2013
Gift cards	$17,605,555	$18,417,078
Gift cards in transit	4,657,963	1,359,875
Paper and other	201,698	230,157
	$22,465,216	$20,007,110

Gift cards in transit consist of gift cards which have been paid for but not yet received by the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 30, 2014 and December 31, 2013:

	March 30, 2014	December 31, 2013
Computers, office equipment and software	$2,201,505	$2,223,196
Furniture, fixtures and other	188,478	188,478
Buildings and improvements	3,971,878	3,971,878
	6,361,861	6,383,552
Less accumulated depreciation	(871,378)	(662,425)
Construction in progress	717,868	116,679
	$6,208,351	$5,837,806

Depreciation expense was $228,804 and $69,786 for the three month periods ended March 30, 2014 and March 31, 2013, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following as of March 30, 2014 and December 31, 2013:

	Life	March 30, 2014	December 31, 2013
Amortizing intangible assets:
Loyalty partner relationships	7 years	$7,193,871	$7,193,871
Merchant relationships	4 years	3,396,258	3,396,258
Non-compete agreements		-	53,656
Internally developed software	4 years	550,000	550,000
Customer database	3 years	220,000	220,000
		11,360,129	11,413,785
Less accumulated amortization		(2,257,337)	(1,878,140)
		9,102,792	9,535,645
SkyMall tradename		7,010,000	7,010,000
Domain names		51,000	-
Goodwill		11,980,100	11,980,100
		$28,143,892	$28,525,745

Amortization expense was $432,853 and $155,226 for the three month periods ended March 30, 2014 and March 31, 2013, respectively.  Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2014	$1,320,433
2015	1,753,286
2016	1,753,285
2017	1,686,618
2018	863,057
Thereafter	1,726,113
$9,102,792

NOTE 8 – REVOLVING LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. (the “Bank Line”) that refinanced an existing line of credit.  Effective December 31, 2013, the Bank Line was amended.  Based on the amendment terms, the Bank Line expires on June 30, 2015 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries.  In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by an affiliate company controlled by a member of the Company's Board of Directors who is also a majority shareholder through beneficial ownership.  At March 30, 2014 and December 31, 2013, there was $6,157,395 and $3,669,095, respectively, outstanding under the Bank Line.  On April 29, 2014, the Bank Line was repaid and the facility was terminated (Note 19).

NOTE 9 – TERM DEBT, RELATED PARTY

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by a member of the Company’s Board of Directors who is also a majority shareholder of the Company through beneficial ownership (the “Term Debt”).  Effective December 31, 2013, the Term Debt was amended.  Based on the amendment terms, the Term Debt matures on September 18, 2015 and interest is payable monthly at a rate of LIBOR plus 4.5%.  The Company paid points totaling $96,975 to the lender related to refinancing, which are being amortized over the debt term.  The Term Debt is junior to the Bank Line but is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies pursuant to Continuing Guarantees and Continuing Security Agreements of each of Xhibit and its subsidiaries; a Leasehold Deed Of Trust, Assignment Of Rents And Leases, Security Agreement And Fixture Filing executed by SkyMall LLC; a Trademark Collateral Agreement executed by SkyMall LLC; and a Trademark And Copyright Collateral Agreement executed by Xhibit.

On January 31, 2014, the Company repaid $500,000 of principal on the Term Debt through issuance of 393,701 shares of Xhibit common stock (Note 12).  In connection with this repayment, the borrowing capacity was permanently reduced to $4,500,000.  The Company recorded non-cash stock-based compensation of $51,181 on this stock issuance (Note 14).  On April 29, 2014, the Term Debt was further amended and on September 9, 2014, the Term Debt was fully repaid and the facility was terminated (Note 19).

NOTE 10 - NOTES PAYABLE, RELATED PARTIES

In March 2012, the Company issued an unsecured promissory note in the amount of $500,000 to one of its members. The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  In January 2013, the note was cancelled.  In exchange for the cancellation, the Company issued 71,429 shares of common stock to the note holder and issued a new note in the amount of $250,000, which bears interest at a 10% annual rate and has a maturity date of December 31, 2013.  As a result of the conversion, the Company recorded a $32,145 loss on the conversion of debt in 2013.  During 2013, the Company made principal payments totaling $50,000 on the note payable.  On January 6, 2014, the Company repaid the remaining $200,000 outstanding principal balance and all outstanding interest on the note payable.  The note holder signed a waiver of default for the period between the time the note matured, December 31, 2013, and the date the note was repaid.

In May 2012, the Company issued an unsecured promissory note in the amount of $200,000 to one of its members.  The note had a maturity date, as amended, of December 31, 2012 and included interest at a simple rate of 10% per annum.  In January 2013, the note was cancelled.  In exchange for the cancellation, the Company issued 57,143 shares of common stock to the note holder.  As a result, the Company recorded a $34,286 loss on the conversion in January 2013.

In March 2013, the Company issued an unsecured promissory note in the amount of $100,000 to one of its shareholders.  The note bears interest at a simple rate of 10% per annum and was due and payable on March 28, 2014.  On April 17, 2014, the Company amended the maturity date of promissory note due from March 28, 2014 to April 30, 2014 and on April 29, 2014, the Company repaid all principal and interest outstanding on the note (Note 19).  The note holder signed a waiver of default for the period between the time the note matured, March 28, 2014, and the date the note was repaid.

In April 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $585,000 to six of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and have maturity dates ranging from March 31, 2014 to April 30, 2014.  On March 31, 2014, the Company repaid all principal and interest outstanding on the notes (Note 19).

In May 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 to two of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on May 31, 2014.  On May 30, 2014, the Company repaid all principal and interest outstanding on the notes (Note 19).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
In November 2011, the Company entered into a lease agreement for corporate office space in Tempe, Arizona.  Under the terms of the agreement, the Company made a payment of $250,000 in 2011 for prepaid rent to be applied to the first nine months’ rent beginning with the commencement date of June 1, 2012.  The lease has pre-established annual rent increases and the original lease term ends in December 2018.  The lease has an option to extend for an additional five years.  The Company was also granted a $790,550 tenant improvement allowance.  This allowance was used for the leasehold improvements completed on August 1, 2012.  Accordingly, the Company recorded the tenant improvement allowance as a deferred lease incentive, and began amortizing the costs on August 1, 2012.

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

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), which is owned by the Chief Technology Officer of the Bosnian Sub., to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina (Notes 17 and 19).  The lease requires monthly payments of 13,500 Bosnian Marks; however it is paid in United States dollars, and can fluctuate month to month depending on the exchange rate.  This lease was terminated in May 2014 (Note 19).

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

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

	Rental Payments	Sublease Receipts	Net Rental Payments
2014	$492,781	$281,446	$211,335
2015	668,751	394,099	274,652
2016	583,250	413,721	169,529
2017	604,854	445,343	159,511
2018	636,476	476,965	159,511
Thereafter	938,686	-	938,686
	$3,924,798	$2,011,574	$1,913,224

Rental expense was $83,712 and $71,800 for the three month periods ended March 30, 2014 and March 31, 2013, respectively.

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

Sales Tax
The Company collects and remits sales and use taxes in most states for both its in-flight and loyalty businesses.  In the ordinary course of business, the Company is subject to audit by state and local tax authorities.  At any given time, the Company typically has more than one ongoing audit.  The Company records a contingency accrual for potential exposure related to sales tax audits.  Sales tax contingency accruals included in accrued expenses in the consolidated balance sheet total $243,500 and $338,591 at March 30, 2014 and December 31, 2013, respectively.

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

On January 31, 2014, the Company issued 393,701 shares of Xhibit Corp. common stock to repay $500,000 of principal on the Term Debt (Note 9).

As of March 30, 2014 and December 31, 2013, there were no warrants outstanding.

NOTE 13 – RESTRUCTURING CHARGE

During September 2013, the Company implemented a restructuring plan to reduce operating costs.  A restructuring charge of $852,859 comprised of severance benefits, outplacement services, and costs to consolidate the Company’s workforce into one location was recorded during September 2013.  The Company ceased the use of its Tempe office space during September 2013 in connection with its restructuring plan (Note 11).  As a result, the Company recorded a cease-use liability equal to the estimated fair value for the costs that will continue to be incurred under the lease contract without economic benefit.  The fair value of the liability at the cease-use date was determined based on the remaining cash flows related to this lease, including future lease payments reduced by the estimated sublease rentals, discounted using a credit-adjusted risk-free rate.  In connection with the lease abandonment, the associated net leasehold improvements, deferred lease incentive, and deferred rent balances were written off.  Effective December 1, 2013, the Company entered into a sublease for the office space.  Under the terms of the sublease agreement, the Company granted the sub lessee four months of free rent and commencing on April 1, 2014, the sub lessee will pay the Company an amount each month substantially equal to the rent amount due under the original lease.  Consequently, at December 31, 2013, the Company adjusted the cease-use liability for the differences between the sublease income estimates and the actual sublease income per the sublease agreement using the original credit-adjusted risk-free rate.  As a result of the lease abandonment, the Company recorded a total expense of $606,464 during 2013.

  The activity in the accrued restructuring balance, which is included in accrued restructuring costs in the accompanying consolidated balance sheet for the three month period ended March 30, 2014, was as follows:

	Liability as of December 31, 2013	Cash Payments	Non-Cash Expenses	Liability as of March 30, 2014
Workforce reduction	$44,963	$(31,844)	$-	$13,119
Lease cease-use	140,962	(96,070)		44,892
	185,925	$(127,914)	$-	58,011
Less non-current portion	36,986			-
Current portion	$148,939			$58,011

NOTE 14 – NON-CASH STOCK-BASED COMPENSATION

For the three month period ended March 30, 2014, the Company recorded non-cash stock-based compensation as follows:

	Stock Option Plan	Restricted Stock Plan	Other Stock-Based Compensation	Total
Sales and marketing expenses	$(42,950)	$53,240	$-	$10,290
General and administrative expenses	33,819	94,916	51,181	179,916
Development expenses	(148,805)	5,568	-	(143,237)
	$(157,936)	$153,724	$51,181	$46,969

No non-cash stock-based compensation was recorded during the three month period ended March 31, 2013.

The credits to expense under the stock option plan reflect the reversal of prior period compensation expense for non-vested options, which were forfeited during the three month period ended March 30, 2014.

Stock Option Plan
In August 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.  In May 2013, the Company’s Board of Directors authorized the grant of up to 1,900,000 non-qualified stock options to certain of its employees and contractors to purchase common shares under the Option Plan.  A total of 1,895,000 options were granted with an exercise price of $4.02, which was equal to the closing price of the common stock on the OTCBB on the grant date, and a contractual term of ten years.  The options vest and become exercisable ratably over a two year period on each anniversary of the grant date.  At March 30, 2014, there were 12,565,000 options available for future grants under the Option Plan.

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

Stock option plan award activity during the three month period ended March 30, 2014 was as follows:

	Number of Options	Average Exercise Price
Stock options outstanding at December 31, 2013	842,500	$4.02
Granted	-
Exercised	-
Forfeited	(407,500)	$4.02
Stock options outstanding at March 30, 2014	435,000	$4.02

       No employee stock options were exercisable at March 30, 2014 or December 31, 2013.  As of March 30, 2014, the Company estimates that 63,079 of the stock options outstanding will ultimately vest.  The stock options had no aggregate intrinsic value at March 30, 2014 since the March 30, 2014 closing price for the Company’s stock on that date was lower than the exercise price.

Restricted Stock Plan
In September 2013, the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”).  Under the RS Plan, the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock.  At March 30, 2014, there were 8,634,663 shares available for future grants under the RS Plan.

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

Restricted stock plan award activity during the three month period ended March 30, 2014 was as follows:

	Number of Shares	Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	1,521,753	$1.98
Granted	144,584	$1.24
Exercised	-
Forfeited	(301,000)	$1.98
Restricted shares outstanding at March 30, 2014	1,365,337	$1.90

As of March 30, 2014, the Company estimates that 795,560 of the restricted stock awards outstanding will ultimately vest.

Other Stock-Based Compensation
In connection with the January 31, 2014 Term Debt repayment, the Company recorded non-cash stock-based compensation of $51,181 (Note 9).

NOTE 15 – DISCONTINUED OPERATIONS

The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, has been accounted for as discontinued operations.  The operating results of the Company’s Nutraceutical Products business for the three month periods ended March 30, 2014 and March 31, 2013 are summarized below:

	2014	2013
Revenues	$-	$2,256,845

Income (loss) before income taxes	20,280	(463,407)
Income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$20,280	$(463,407)

NOTE 16 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all the Company’s employees with at least six months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.  The Company made no matching contributions to the Plan during the three month period ended March 30, 2014.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of March 30, 2014 and December 31, 2013, interest payable to related parties totaling $89,042 and $70,940, respectively were included in accrued expenses on the consolidated balance sheet.

As of December 31, 2013 and March 30, 2014, accounts receivable from related parties totaling $14,000 were included in accounts receivable on the consolidated balance sheet.

During the three month period ended March 31, 2013, the Company issued notes payable totaling $100,000 to certain of its shareholders (Note 10).  No related party notes payable were issued during the three month period ended March 30, 2014.

During the three month periods ended March 30, 2014 and March 31, 2013, the Company paid ABC, which is owned by the Chief Technology Officer of the Bosnian Sub, $27,000 and $66,413, respectively in lease payments (Note 11).

During the three month period ended March 31, 2013, the Company paid WAT Works, LLC (“WAT Works”), an entity 50% owned by one of the Company’s employees, $45,979 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement (Note 19).  The Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company and accordingly, no amount was paid to WAT Works during the three month period ended March 30, 2014.

NOTE 18 – SEGMENT INFORMATION

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying condensed consolidated financial statements so Nutraceutical Products reporting segment is no longer shown as a reporting segment during 2013.  Subsequent to October 2013, the Company operates two reporting segments: SkyMall and Internet Marketing.  Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments.  As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by segment for the three month period ended March 30, 2014:

	Three Month Period Ended March 30, 2014
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,443,519	$16,470,734	$-	$17,914,253
Cost of revenues	219,390	11,041,131	-	11,260,521
Gross profit	1,224,129	5,429,603	-	6,653,732
Operating expenses	393,403	8,389,883	318,492	9,101,778
Segment operating income (loss)	830,726	(2,960,280)	(318,492)	(2,448,046)
Non-operating expenses and income taxes	-	-	(178,079)	(178,079)
Income (loss) from continuing operations	$830,726	$(2,960,280)	$(496,571)	$(2,626,125)
Depreciation and amortization	$16,735	$649,089	$-	$665,824
Purchases of property and equipment	$-	$599,349	$-	$599,349
Gross assets at March 30, 2014	$704,975	$69,159,961	$-	$69,864,936

 NOTE 19 – SUBSEQUENT EVENTS

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

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2013 on September 10, 2014 which was after the extended due date of April 1, 2014.  This failure to timely file the Annual Report on Form 10-K constituted a breach of certain covenants resulting in defaults under the Company’s Bank Line and Term Debt (Notes 8 and 9).  The Company obtained written waivers of default, dated April 2, 2014, for the Bank Line and Term Debt.  Both waivers of default provided for a forbearance period through April 30, 2014. Prior to the expiration of the waiver period, the Term Debt was amended and restated, and the Bank Line was repaid and retired, as discussed below. Also as a result of the Company’s failure to timely file its Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, broker-dealers are prevented from making a market in the Company’s common stock or disseminating quotations to the public on the OTC Bulletin Board.

On April 29, 2014, the Company amended and restated the Term Debt (the “Amended Loan Facility”) (Note 9).  Among other amendments, the Amended Loan Facility: 1) increased the line of credit from $4,500,000 to $17,150,000; 2) reduced the interest rate from LIBOR plus 4.5 percentage points to LIBOR plus 0.5 percentage point per annum and 3) accelerated the maturity date to January 15, 2015 from the prior maturity date of September 18, 2015.  The covenants under the Amended Loan Facility, which are more restrictive than under the Term Debt, include additional security such as liens on gift card inventory, more stringent notice requirements, bank account control agreements, daily cash sweeps, and a prohibition on all equity capital raises, among other covenants set forth therein.  The funds drawn on the Amended Loan Facility were applied to repay and retire the Bank Line (Note 8), which payment amount was $5,153,826, and provide for working capital.  Immediately after the closing of the Amended Loan Facility, and retirement of Bank Line, the Company borrowed $4,493,324 under the Amended Loan Facility, which represents an increase of $2,000,000 above the aggregate face amount of the previous outstanding balances on the Term Loan and Bank Line.

In May 2014, the Company shut down the Bosnian Sub, its development subsidiary in Bosnia and Herzegovina.  As part of this shut down, the Company terminated the employment of all employees, completely abandoned its social media applications and terminated the building lease with ABC (Note 11).  The Company is in the process of liquidating the Bosnian Sub.

On May 30, 2014, the Company repaid the remaining $350,000 outstanding principal balance and all outstanding interest on related party notes payable that were due on May 31, 2014 (Note 10).

In June 2014, the Company suspended operations of the lead generation and advertising business in its Internet Marketing reporting segment.  The Company is currently evaluating strategies for re-launching this business.  Until such time that the lead generation and advertising business can be re-launched, the Company will generate no revenue from its Internet Marketing segment (Note 18).

On August 29, 2014, the Company received notice from Delta Air Lines, Inc. that Delta was exercising its right to terminate its contract with SkyMall effective November 30, 2014.  Based on this contract termination, the SkyMall catalog will not be available on Delta flights after November 30, 2014.

On September 9, 2014, SkyMall LLC sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. (“Connexions”) pursuant to a Membership Interest Purchase Agreement dated as of the same date (the “MIPA”), for a cash purchase price of $24,000,000,of which $1,800,000 was placed into escrow to fund specific potential indemnity claims (the “SkyMall Ventures Sale”).  SkyMall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based upon a formula related to the operating profit of SkyMall Ventures during the 12 months following the closing.  The MIPA contains customary representations, warranties and indemnities.  In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC will provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance.  The Transition Services Agreement provides for a term of up to 18 months, in exchange for which Connexions will pay a fee equal to SkyMall LLC's cost of providing such services, which is initially estimated to be approximately $415,000 per month.  In addition, Xhibit Corp. entered into a Limited Guarantee guaranteeing the indemnity reimbursement obligations of SkyMall LLC under the MIPA.  As a result of the SkyMall Ventures Sale, the Company will not generate any revenues or operating profits from its loyalty business unit after September 9, 2014. During 2013, SkyMall Ventures recorded merchandise, gift card and other revenue totaling $45,002,007 for sales to loyalty programs operated by its customers.

In conjunction with the SkyMall Ventures Sale, the Company repaid the $15,206,391 outstanding balance on the Amended Credit Facility on September 9, 2014.  The Amended Credit Facility was terminated immediately after the payoff.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-K for the fiscal year ended December 31, 2013.  These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

EXPLANATORY NOTES

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to "we," "us" and the "Company" are to Xhibit Corp., a Nevada corporation, and all its subsidiaries, including the SkyMall Companies.  All references to “Xhibit” are to Xhibit Corp. and all of its subsidiaries other than the SkyMall Companies.  All references to “SkyMall” are to the SkyMall Companies.

OVERVIEW

During 2014 to date, substantially all of the Company’s consolidated revenues were generated by the SkyMall Companies.  Since its founding in 1989, SkyMall has developed a retail business as a multi-channel, direct marketer offering a wide array of merchandise from numerous direct marketers and manufacturers through the SkyMall catalog and website, SkyMall.com.  SkyMall is best known as the exclusive provider of an in-flight shopping catalog carried on the aircraft of large U.S.-based airlines.  SkyMall features over 25,000 products online with a subset of those being displayed in the in-flight catalog.  SkyMall does not maintain material amounts of product inventory but, instead, principally serves as a distribution channel for manufacturers, distributors and other product aggregators that want to reach SkyMall’s large audience.

Until September 9, 2014, SkyMall operated a loyalty business as a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.  SkyMall’s loyalty business, which was operated through SkyMall Ventures, provided turnkey strategy, creative and fulfillment solutions for numerous customer programs operated by internationally-recognized brands.

Through June 2014 when we suspended the operations, Xhibit operated an online lead generation and advertising business providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.  This business enabled marketers to advertise and sell their products and services through affiliate marketing networks.

Between June 2013 and June 2014, we terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 we sold our Loyalty business unit, SkyMall Ventures.  After September 9, 2014, all of our revenue will be generated by the SkyMall commerce business, which generated revenue of approximately $33.7 million in 2013 on a pro forma full year basis.

KEY TRENDS, DEVELOPMENTS AND CHALLENGES

The following developments and trends present opportunities, challenges and risks for our business:

•
Evolving Business Model.  We are in the process of changing the business model for our SkyMall commerce business.  Historically, a significant portion of our commerce business revenue was derived from placement fees paid by merchandisers for featuring their products in our catalog and we have not sold material amounts of product for our own account.  Due to significant changes in the retail industry and air traveler practices and preferences, as discussed below, we are now focused on moving away from our historic placement fee model and instead moving to a model where we charge a margin percentage on product sales.  In addition, we have begun offering products from our own accounts and branded products. In some cases we will assume the inventory risk for unsold products.  This business model is a material departure from our historic commerce business model and there is no assurance that we can successfully transform our business to adapt to these changing market conditions.

•
Rapidly Evolving and Highly Competitive Retail Industry.  The direct marketing retail industry is crowded, rapidly evolving and intensely competitive.  Because we historically have not narrowly tailored our product offerings, we face well-established competitors in every market vertical, as well as competition from significant, broad-based ecommerce providers, such as Amazon and eBay.  Barriers to entry are minimal, and current and new competitors can launch new websites quickly and at a relatively low cost.  Many of our current and potential competitors have greater, or vastly greater, resources, longer histories, more customers, and higher brand recognition.  These competitors may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

•
Technology Changes on Planes.  With the increased use of electronic devices on planes, there is the risk that fewer people will pick up and browse the SkyMall in-flight catalog.  Historically, we provided the sole in-flight option for potential purchasers of products to review while traveling.  The substantial increase in the number of air carriers which provide internet access and the U.S. Federal Aviation Administration’s recent decision to allow the use of electronic devices during take-off and landing have resulted in additional competition from ecommerce retailers and additional competition for the attention of passengers, all of which we believe has negatively impacted our catalog sales.

•
Information Technology.  We are upgrading a substantial portion of our key IT systems, including our back-end and accounting systems.  We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure.  However, the transition from our legacy systems entails increased costs and risk of unanticipated disruption, including disruptions in our core business functions that could adversely impact our business.

•
Product Price.  Demand for products offered in our catalog is generally highly sensitive to price.  Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income.  We often offer discounted prices as a means of attracting customers and encouraging repeat purchases.  Such offers and discounts reduce our margins.  In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies.  If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business may suffer.

•
Termination of Credit Facility.  As discussed below, we repaid then terminated our principal credit facility on September 10, 2014.  We believe we have sufficient liquidity and capital resources to operate our business through December 2014, but if our capital needs increase, or our business transformation does not proceed as anticipated, we may need to seek additional capital.  We believe that currently we have only limited access to traditional commercial debt financing and therefore we would have to seek additional capital through the issuance of new equity, equity-linked instruments and/or debt, which may not be available on terms acceptable to us, or at all, and may result in dilution to our existing shareholders.

•
Intellectual Property Claims.  From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities.  Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain products or services, purchase licenses or modify our products and services while we develop non-infringing substitutes or may result in significant settlement costs.

FISCAL YEAR 2014 SIGNIFICANT EVENTS

In addition to the items mentioned above, we have experienced the following significant events in 2014 to date:

•	Amendments to Debt Facilities.
o
On January 31, 2014, but effective as of December 31, 2013, we amended our bank line of credit and related party term debt.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

o	On April 29, 2014, we amended and restated our related party term debt. Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.
•
Fiscal Year End Change.  In February 2014, we changed the Company’s fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For fiscal 2014, our fiscal year end will be December 28, 2014.

•
Repayment of Related Party Notes Payable.  During 2014, we repaid all outstanding principal and interest on related party notes payable that were outstanding as of December 31, 2013.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

•
Shut Down of Development Subsidiary.  In May 2014, we shut down our development subsidiary in Bosnia and Herzegovina.  As part of this shut down, we terminated the employment of all employees, completely abandoned our social media applications and terminated the building lease.

•
Suspend Operations of Internet Marketing Business.  In June 2014, we suspended operations of our lead generation and advertising business.  We are currently evaluating strategies for re-launching this business.

•
Termination of Delta Airlines Contract.  On August 29, 2014, we received notice from Delta Air Lines, Inc. that it was exercising its right to terminate its contract with SkyMall effective November 30, 2014.  As a result of this contract termination, the SkyMall catalog will not be available on Delta flights after November 30, 2014.

•
Sale of SkyMall Ventures.  On September 9, 2014, we sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. pursuant to a Membership Interest Purchase Agreement.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

•
Retirement of Related Party Term Debt.  In conjunction with the SkyMall Ventures Sale, we repaid the $15,206,391 outstanding balance on our principal credit facility, which we terminated immediately after the repayment.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Refer to our 2013 Annual Report on Form 10-K for our critical accounting policies and estimates and to Note 2, Changes in Significant Accounting Policies, in Item 1, Financial Statements, for changes to our critical accounting policies during 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, refer to Note 2, Changes in Significant Accounting Policies, in Item 1, Financial Statements.

SEGMENT REPORTING

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying condensed consolidated financial statements so Nutraceutical Products reporting segment is no longer shown as a reporting segment during 2013.  Subsequent to October 2013, the Company operated two reporting segments: SkyMall and Internet Marketing.  Each segment was managed separately and provided different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments.  As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by segment for the three month periods ended March 30, 2014 and March 31, 2013:

	Three Month Period Ended March 30, 2014
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,443,519	$16,470,734	$-	$17,914,253
Cost of revenues	219,390	11,041,131	-	11,260,521
Gross profit	1,224,129	5,429,603	-	6,653,732
Operating expenses	393,403	8,389,883	318,492	9,101,778
Segment operating income (loss)	830,726	(2,960,280)	(318,492)	(2,448,046)
Non-operating expenses and income taxes	-	-	(178,079)	(178,079)
Income (loss) from continuing operations	$830,726	$(2,960,280)	$(496,571)	$(2,626,125)
Depreciation and amortization	$16,735	$649,089	$-	$665,824
Purchases of property and equipment	$-	$599,349	$-	$599,349
Gross assets at March 30, 2014	$704,975	$69,159,961	$-	$69,864,936

	Three Month Period Ended March 31, 2013
	Internet Marketing	Corporate	Consolidated
Revenues	$1,502,279	$-	$1,502,279
Cost of revenues	186,807	-	186,807
Gross profit	1,315,472	-	1,315,472
Operating expenses	1,347,769	499,379	1,847,148
Segment operating loss	(32,297)	(499,379)	(531,676)
Non-operating expenses and income taxes	-	(74,626)	(74,626)
Loss from continuing operations	$(32,297)	$(574,005)	$(606,302)
Depreciation and amortization	$225,012	$-	$225,012
Purchases of property and equipment	$96,808	$-	$96,808
Gross assets at March 31, 2013	$5,525,030	$-	$5,525,030

In June 2014, we suspended operations for the Internet Marketing reporting segment and on September 9, 2014 we sold SkyMall Ventures, which comprised 69% of the SkyMall reporting segment revenues during the three month period ended March 30, 2014.  After September 9, 2014, all of our revenue will come from the SkyMall commerce business.

RESULTS OF OPERATIONS

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the three month periods ended March 30, 2014 and March 31, 2013.  This discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated financial statements for the three month periods ended March 30, 2014 and March 31, 2013 included in this Quarterly Report on Form 10-Q.

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the three month period ended March 31, 2013 do not include the operating results of SkyMall.

Non-GAAP Financial Measures – The Company has presented pro forma, EBITDA and Adjusted EBITDA amounts, which are measures used by management to evaluate the Company’s year-over-year performance and as a general indicator of the Company’s operating profitability.  Pro forma amounts include the SkyMall operating results as though the SkyMall merger had been completed as of the beginning of 2013.  A reconciliation of the GAAP statements of operations to the pro forma statements of operation for the three month period ended March 31, 2013 is presented below:

	Three Month Period Ended	Three Month Period Ended March 31, 2013
	March 30, 2014	GAAP	Adjustments	Pro forma
Revenues:
Internet marketing	$1,443,519	$1,502,279	$-	$1,502,279
Net merchandise sales	9,295,680	-	11,643,688	11,643,688
Placement fees	2,493,513	-	3,400,623	3,400,623
Gift cards and other	4,681,541	-	5,011,165	5,011,165
Total	17,914,253	1,502,279	20,055,476	21,557,755

Cost of reveues	11,260,521	186,807	12,978,416	13,165,223

Gross profit	6,653,732	1,315,472	7,077,060	8,392,532
Operating expenses:
Catalog	1,548,480	-	1,918,182	1,918,182
Sales and marketing	3,682,333	305,507	4,421,621	4,727,128
Customer service and fulfillment	672,067	-	748,399	748,399
General and administrative	3,159,279	1,270,075	2,557,039	3,827,114
Development	39,619	271,566	-	271,566
Total	9,101,778	1,847,148	9,645,241	11,492,389

Loss from operations	(2,448,046)	(531,676)	(2,568,181)	(3,099,857)
Non-operating expenses (income):
Interest expense	178,079	8,195	23,092	31,287
Loss on debt conversion	-	66,431	-	66,431

Loss before income taxes	(2,626,125)	(606,302)	(2,591,273)	(3,197,575)
Income tax benefit (expense)	-	-	-	-

Loss from continuing operations	(2,626,125)	(606,302)	(2,591,273)	(3,197,575)
Gain from discontinued operations	20,280	(463,407)	-	(463,407)

Net loss	$(2,605,845)	$(1,069,709)	$(2,591,273)	$(3,660,982)

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

	Three Month Period Ended March 30,	Three Month Period Ended March 31, 2013
	2014	GAAP	Pro forma
Net loss	$(2,605,845)	$(1,069,709)	$(3,660,982)
Depreciation and amortization	665,824	223,970	873,059
Interest expense	178,079	8,195	31,287
Income tax benefit (expense)	-	-	-

EBITDA	(1,761,942)	(837,544)	(2,756,636)

Loss (gain) from discontinued operations	20,280	463,407	463,407
Non-cash stock-based compensation	46,969	-	-
Loss on debt conversion	-	66,431	66,431

Adjusted EBITDA	$(1,694,693)	$(307,706)	$(2,226,798)

THREE MONTH PERIOD ENDED MARCH 30, 2014 COMPARED TO
THREE MONTH PERIOD ENDED MARCH 31, 2013

Revenues.  Revenue for the three month period ended March 30, 2014 was $17,914,253 ($1,443,519 from the legacy Xhibit businesses and $16,470,734 from SkyMall) compared to $1,502,279 for the three month period ended March 31, 2013.  The increase of $16,411,974 was attributable to SkyMall ($16,470,734) partially offset by a decrease for the legacy Xhibit businesses ($58,760 and 3.9%).  The legacy Xhibit business unit revenue primarily consisted of lead generation and advertising services from the Internet Marketing segment.  Internet Marketing revenues for the three month period ended March 30, 2014 were negatively impacted by our primary service provider’s decision to discontinue servicing our type of email marketing activity in February 2014.

During the three month period ended March 30, 2014, the Company had a high concentration of revenue and credit risk as its three largest customers, each of which was a SkyMall Loyalty channel customer, accounted for 62% of its total 2013 revenues.

Pro forma Results
Revenue in the three month period ended March 30, 2014 was $17,914,253 compared to pro forma revenue of $21,557,755 in 2013, a decrease of $3,643,502 and 16.9%.  The decrease was attributable to SkyMall ($3,584,742 and 17.9%) and the legacy Xhibit businesses ($58,760 and 3.9%).  Pro forma revenue from the SkyMall business unit decreased in 2013 primarily due to a mix shift of revenues in our Loyalty channel from merchandise sales (which are recorded on a gross basis) to gift card sales (which are generally recorded on a net basis).  Additionally, merchandise sales were negatively impacted by a point pricing change implemented by one of our Loyalty channel partners in early 2013.  Lastly, 2014 placement fees were lower than the 2013 amount primarily due to the loss of three large suppliers of product for our in-flight catalog that had previously paid placement fees.

Cost of revenues.  Cost of revenues for the three month period ended March 30, 2014 was $11,260,521 ($219,390 from the legacy Xhibit businesses and $11,041,131 from SkyMall) compared to $186,807 for the three month period ended March 31, 2013.  The increase of $11,073,714 was attributable to SkyMall ($11,041,131) and the legacy Xhibit businesses ($32,583 and 17.4%).  Cost of revenues as a percentage of revenues for the legacy Xhibit business units was 15.2% for the three month period ended March 30, 2014 compared to 12.4% for the comparable period in 2013.  The increase in cost of revenues as a percentage of revenues for the legacy Xhibit business units was primarily due to incremental costs incurred trying to replace service providers.

Pro forma Results
Cost of revenues was $11,260,521 for the three month period ended March 30, 2014 compared to pro forma cost of revenue of $13,165,223 for the three month period ended March 31, 2013, a decrease of $1,904,702 (14.5%).  The decrease was attributable to SkyMall ($1,937,285 and 14.9%) partially offset by an increase for the legacy Xhibit businesses ($32,583 and 17.4%).  The SkyMall decrease was primarily due to lower sales volumes.

Catalog expenses.  Catalog expenses, which represent production costs for creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs, were $1,548,480 for the three month period ended March 30, 2014 compared to zero for the three month period ended March 31, 2013.

Pro forma Results
Catalog expenses were $1,548,480 for the three month period ended March 30, 2014 compared to pro forma expenses of $1,918,182 for the three month period ended March 31, 2013.  The decrease of $369,702 (19.3%) was primarily due to SkyMall printing a smaller catalog in the first quarter of 2014 (76 pages) compared to the first quarter of 2013 (100 pages) and printing fewer in-flight catalogs in 2014 in an effort to reduce the number of unused catalogs at the end of each quarter.

Sales and marketing expenses.  Sales and marketing expenses, which consist primarily of personnel costs for our sales and marketing staff, third party ecommerce marketing expenses, and commissions and fuel reimbursements paid to our airline partners, for the three month period ended March 30, 2014 was $3,682,333 compared to $305,507 for the three month period ended March 31, 2013.  The increase of $3,376,826 was attributable to SkyMall ($3,491,146) partially offset by a decrease at the legacy Xhibit businesses ($114,320 and 37.4%).  The Xhibit decrease is primarily due to the termination of Xhibit’s interactive development operations in December 2013.

Pro forma Results
Sales and marketing expenses were $3,682,333 for the three month period ended March 30, 2014 compared to pro forma expenses of $4,727,128 for the three month period ended March 31, 2013, a decrease of $1,044,795 (22.1%).  This decrease was primarily due to lower fuel reimbursements and commissions paid to our airline partners and compensation related expenses.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses, which consist of wages and other costs associated with the SkyMall’s customer care center, were $672,067 for the three month period ended March 30, 2014 compared to zero for the three month period ended March 31, 2013.

Pro forma Results
Customer service and fulfillment expense was $672,067 for the three month period ended March 30, 2014 compared to a pro forma amount of $748,399 for the three month period ended March 31, 2013.  The year-over-year decrease of $76,332 (10.2%) was primarily due to headcount and other cost reductions implemented in 2013.

General and administrative expenses.  General and administrative expenses for the three month period ended March 30, 2014 was $3,159,279 compared to $1,270,075 for the three month period ended March 31, 2013.  The increase of $1,889,204 was attributable to SkyMall ($2,895,092) partially offset by a decrease for the legacy Xhibit businesses ($1,005,888 and 79.2%).  The Xhibit decrease is primarily due to lower amortization expense for the three month period ended March 30 2014 (zero in 2014 Q1 compared to $155,226 in 2013 Q1) and lower costs as a result of the headcount reductions and other cost reduction strategies implemented in 2013.

Pro forma Results
General and administrative expenses were $3,159,279 for the three month period ended March 30, 2014 compared to the pro forma amount of $3,827,114 for the three month period ended March 31, 2013, a decrease of $667,835 (17.5%).  Included in general and administrative expenses for the three month period ended March 30, 2014 is $179,916 for stock-based compensation for which there was no comparable amount recorded in 2013.  Excluding the stock-based compensation, 2014 general and administrative expenses were $847,751 (22.2%) lower than the 2013 pro forma amount.  This decrease was primarily due to a lower amortization expense and costs as a result of headcount and other cost reductions implemented in 2013.

Development expenses.  Development expenses, which consist primarily of costs for our development team in Bosnia and Herzegovina, were $39,619 for the three month period ended March 30, 2014 compared to $271,566 for the three month period ended March 31, 2013, a decrease of $231,947 (85.4%).  Included in development expenses for the three month period ended March 30, 2014 is the reversal of stock-based compensation totaling $143,237 for the reversal of charges previously recorded in 2013 upon employees’ departures from Xhibit.  There were no stock-based compensation charges during the three month period ended March 31, 2013.  Excluding the stock-based compensation, 2014 development expenses were $88,710 (32.7%) lower than the 2013 amount primarily due to the termination of Xhibit’s interactive development operations in December 2013.

Non-operating expenses.  Non-operating expenses were $178,079 for the three month period ended March 30, 2014 compared to $74,626 for the three month period ended March 31, 2013, an increase of $103,453.  The increase was primarily due to higher interest expense ($178,079 in 2014 compared to $8,195 in 2013) as a result of debt incurred after the SkyMall Acquisition in May 2013.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $2,626,125 for the three month period ended March 30, 2014 compared to a loss from continuing operations of $606,302 for the three month period ended March 31, 2013.

Pro forma Results
The Company’s loss from continuing operations of $2,626,125 for the three month period ended March 30, 2014 was $571,450 lower than the pro forma loss from continuing operations of $3,197,575 for the three month period ended March 31, 2013.  This decrease was primarily due to cost reductions implemented during 2013.

Income (loss) from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013 has been accounted for as discontinued operations.  During the three month period ended March 30, 2014, the Company recorded income totaling $20,280 from this discontinued business compared to a loss from the Nutraceutical Products business of $463,407 during the three month period ended March 31, 2013.

Adjusted EBITDA.
Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was a loss of $1,694,693 for the three month period ended March 30, 2014 compared to a loss of $307,706 for the three month period ended March 31, 2013.

Pro forma Results
The Company’s Adjusted EBITDA loss of $1,694,693 for the three month period ended March 30, 2014 compared to a pro forma Adjusted EBITDA loss of $2,226,798 for the three month period ended March 31, 2013.  The $532,105 improvement was primarily due to lower operating expenses as a result of cost reductions implemented in 2013 which more than offset the lower pro forma gross profit in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through working capital generated from operations and borrowings from various sources.  During the three month period ended March 30, 2014, the Company used working capital generated from operations, existing cash reserves and cash received through borrowings from a bank line of credit to fund its operations and capital expenditures.  At August 31, 2014, the Company’s cash balance was $1,238,777.

After deducting amounts held in escrow to fund specified indemnity claims, the Company received net proceeds totaling $20,800,000 from the SkyMall Ventures Sale on September 9, 2014.  Of this amount, $15,206,391 was used to repay and retire Company’s revolving credit facility with SMXE Lending, LLC and the balance of $5,593,609 is available for general working capital purposes.  Management estimates that the Company’s 2014 monthly required fixed cash operating expenses are approximately $3,150,000. Management believes that its existing cash balance, including the net proceeds from the SkyMall Ventures Sale as well as cash expected to be generated during the remainder of 2014 will be sufficient to cover any potential income tax due on the gain from the SkyMall Ventures Sale and our operating expenses and working capital needs through December 2014.

A risk exists regarding our ability to continue as a going concern beyond December 31, 2014.  See Note 1 to our consolidated financial statements for more information on this risk and management’s plans to enable the Company to continue to operate and begin to report operating profits.  If we are unable to restructure our operations to generate operating profits and positive cash from operations, we will need to seek additional capital through the offering of equity or debt securities or the sale of additional assets and/or business operations, any of which could materially adversely impact our business or materially dilute the interests of our existing shareholders.  We are exploring a number of alternative to address this need for capital, but there is no assurance that we will be successful in arranging for any necessary additional capital.

Operating activities.  Net cash used in operating activities during the three month period ended March 30, 2014 was $12,530,447 compared to $276,120 for the three month period ended March 31, 2013.  Cash used in operating activities during the three month period ended March 30, 2014 consisted primarily of the cash losses from operations (net loss adjusted for non-cash charges) of $1,690,126 and the negative impact of net working capital changes of $10,840,321.  The negative impact of working capital changes is primarily due to the net repayment of customer deposits in 2014 for the sale of gift card inventories.

 Investing activities.  Net cash used in investing activities for the three month period ended March 30, 2014 was $650,349 compared to cash used in investing activities of $96,808 for the three month period ended March 30, 2013.  The cash used in investing activities in 2014 consisted of $599,349 in purchases of property and equipment and internet domain name purchases totaling $51,000.

 Financing activities.  Net cash provided by financing activities for the three month period ended March 30, 2014 was $2,168,525 as compared to $90,000 for the three month period ended March 30, 2013.  Net cash provided by financing activities during 2014 consisted of net borrowing on the Company’s bank line of credit totaling $2,488,300 partially offset by deferred financing fees paid ($119,775) and repayments on related party notes payable ($200,000).

On September 9, 2014, we repaid the $15,206,391 balance outstanding on our related party credit facility.  In connection with this repayment, the credit facility was terminated.  The Company currently does not have any debt outstanding.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to economic risk from inflation and interest rates.

Inflation Risk
Inflation has not had a significant impact on our historical operations.

Interest Rate Risk
We have exposure to changing interest rates associated with our revolving line of credit and related party term debt, both of which have variable interest rates.  As of March 30, 2014, we had $10,657,395 of outstanding term debt.  Subsequent to March 30, 2014, we repaid all of our outstanding term debt.  Accordingly, we do not believe a change in interest rates would have a material impact on our interest expense.

Item 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that (i) due to the Company's small size and limited resources it lacks adequate segregation of duties and current training in SEC disclosures and as a result, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and (ii) a material weakness existed with respect to the Company’s reporting of complex, non-routine transactions (the SkyMall Merger) during 2013.

However, management has reviewed the financial statements contained in this report and believes they fairly present, in all material respects, the Company’s financial condition and results of operations.

Changes in Internal Controls
  There have been no changes in the Company’s internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

Refer to Note 11, Commitments and Contingencies, in Item 1, Financial Statements, for changes to our legal proceedings during 2014, which is incorporated herein by this reference.

Item 1A – RISK FACTORS

There have been no material changes to the risk factors contained in the Company’s Annual Report on Form 10-K filed on September 10, 2014.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2014, the Company issued 393,701 shares of Xhibit Corp. common stock to repay $500,000 of principal on the Term Debt, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  Refer to Note 9, Related Party, Term Debt, and Note 12, Shareholders’ Equity, in Item 1, Financial Statements, for more information on this share issuance.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 – MINE SAFETY DISCLOSURES

None.

Item 5 – OTHER INFORMATION

None.

Item 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2014.

XHIBIT CORP. (Registrant)
By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer
(Principal Financial and Accounting Officer)