Form 10-Q
period 2014-06-29
Xhibit Corp.
filed 2014-10-15
CIK 1393631

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 3, 2014 the Company had 108,232,935 shares of its $0.0001 par value common stock issued and outstanding.

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

-i-

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 2014 AND DECEMBER 31, 2013

	June 29,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$897,664	$17,404,201
Accounts receivable, net	4,091,023	13,377,447
Inventories	36,074,307	20,007,110
Prepaid expenses	2,043,010	1,597,387
Total current assets	43,106,004	52,386,145

Property and equipment, net	6,121,892	5,837,806
Intangible assets, net	27,711,040	28,525,745
Deferred financing fees, net	273,581	225,872
Other assets	437,408	437,408

Total assets	$77,649,925	$87,412,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,085,125	$26,007,807
Accrued expenses	1,371,018	2,179,307
Accrued payroll and related expenses	1,353,364	1,267,760
Accrued restructuring costs	42,222	148,939
Customer deposits	44,295,808	37,481,524
Related party debt	10,113,862	-
Notes payable, related parties	-	1,235,000
Deferred revenue	77,858	171,428
Total current liabilities	73,339,257	68,491,765

Non-current liabilities:
Revolving bank line of credit	-	3,669,095
Related party debt	-	5,000,000
Accrued restructuring costs, non-current portion	-	36,986
Total liabilities	73,339,257	77,197,846

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 80,000,000 shares authorized, $0.0001 par value, none issued or outstanding	-	-
Common stock, 480,000,000 shares authorized, $0.0001 par value, 108,232,935 and 107,839,234 shares issued and outstanding at June 29, 2014 and December 31, 2013, respectively	10,823	10,784
Additional paid-in-capital	186,083,018	185,345,544
Accumulated deficit	(181,783,173)	(175,141,198)
Total stockholders' equity	4,310,668	10,215,130

Total liabilities and stockholders' equity	$77,649,925	$87,412,976

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(Unaudited)

	Three Months Ended June 29, 2014	Three Months Ended June 30, 2013
Revenues:
Internet marketing services	$100,302	$1,580,984
Net merchandise sales	9,470,479	6,091,367
Placement fees	2,069,421	1,691,636
Gift card and other sales	5,139,243	2,563,663
Total net revenues	16,779,445	11,927,650
Cost of revenues	10,666,644	7,506,622

Gross profit	6,112,801	4,421,028
Operating expenses:
Catalog	1,567,099	759,363
Sales and marketing	4,167,565	1,750,143
Customer service and fulfillment	647,146	314,241
General and administrative	3,384,627	5,536,227
Development	172,810	357,242
Total operating expenses	9,939,247	8,717,216

Loss from operations	(3,826,446)	(4,296,188)
Non-operating income (expenses):
Interest expense	(216,984)	(32,901)
Other	(40)	4,780

Loss before income taxes	(4,043,470)	(4,324,309)
Income taxes	-	-

Loss from continuing operations	(4,043,470)	(4,324,309)
Income (loss) from discontinued operations, net of income taxes	7,340	(13,604)

Net loss	$(4,036,130)	$(4,337,913)

Net loss per common share (basic and diluted):
Loss from continuing operations	$(0.04)	$(0.05)
Income (loss) from discontinued operations	-	-

Net loss	$(0.04)	$(0.05)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	108,232,935	90,608,624

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013
(Unaudited)

	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013
Revenues:
Internet marketing services	$1,543,821	$3,083,263
Net merchandise sales	18,766,159	6,091,367
Placement fees	4,562,934	1,691,636
Gift card and other sales	9,820,784	2,563,663
Total net revenues	34,693,698	13,429,929
Cost of revenues	21,927,165	7,693,429

Gross profit	12,766,533	5,736,500
Operating expenses:
Catalog	3,115,579	759,363
Sales and marketing	7,849,898	2,055,650
Customer service and fulfillment	1,319,213	314,241
General and administrative	6,543,906	6,806,303
Development	212,429	628,808
Total operating expenses	19,041,025	10,564,365

Loss from operations	(6,274,492)	(4,827,865)
Non-operating income (expenses):
Interest expense	(395,063)	(41,096)
Loss on debt conversion	-	(66,431)
Other	(40)	4,781

Loss before income taxes	(6,669,595)	(4,930,611)
Income taxes	-	-

Loss from continuing operations	(6,669,595)	(4,930,611)
Income (loss) from discontinued operations, net of income taxes	27,620	(477,011)

Net loss	$(6,641,975)	$(5,407,622)

Net loss per common share (basic and diluted):
Loss from continuing operations	$(0.06)	$(0.06)
Income (loss) from discontinued operations	-	(0.01)

Net loss	$(0.06)	$(0.07)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	108,167,318	79,456,896

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013

	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,641,975)	$(5,407,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	266,752	58,119
Depreciation & amortization	1,348,990	894,533
Non-cash stock-based compensation	237,513	2,006,597
Tenant improvement allowance	-	(61,602)
Loss on debt conversion	-	66,431
Non-cash interest expense for amortization of deferred financing costs	259,416	-
Changes in operating assets & liabilities:
Accounts receivable	9,019,672	(1,328,968)
Inventories	(16,067,197)	3,667,011
Prepaid expenses	(453,957)	(97,714)
Other assets	-	(80,543)
Accounts payable	(9,922,682)	1,258,636
Accrued expenses	(808,289)	646,225
Accrued payroll & related expenses	85,604	733,984
Accrued restructuring costs	(143,703)	-
Customer deposits	6,814,284	(8,865,320)
Deferred revenue	(93,570)	77,390
Deferred rent liability	-	22,292
Net cash used in operating activities	(16,099,142)	(6,410,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in SkyMall Merger	-	4,369,535
Purchases of property & equipment	(759,037)	(490,489)
Purchases of intangible assets	(51,000)	-
Net cash provided by (used in) investing activities	(810,037)	3,879,046

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving bank line of credit	15,357,400	2,900,000
Payments on revolving bank line of credit	(19,026,495)	-
Borrowings on related party debt	12,929,053	-
Payments on related party debt	(7,315,191)	-
Deferred financing fees paid	(307,125)	-
Proceeds from notes payable, related parties	-	1,035,000
Payment on notes payable, related parties	(1,235,000)	(40,000)
Net cash provided by financing activities	402,642	3,895,000

Net change in cash	(16,506,537)	1,363,495
Cash at beginning of period	17,404,201	363,172

Cash at end of period	$897,664	$1,726,667

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued related party note conversion	$-	$450,000
Common stock issued for SkyMall Merger	$-	$151,096,000
Common stock issued for conversion of related party debt	$500,000	$-

Cash paid for:
Interest	$206,287	$27,625
Income taxes	$-	$24,208

See notes to condensed consolidated financial statements.

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 29, 2014 AND JUNE 30, 2013

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

Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred a loss from operations for the six month period ended June 29, 2014 and the year ended December 31, 2013 of $6,641,975 and $173,862,241, respectively.  Additionally, the Company has a working capital deficit of $30,233,253 at June 29, 2014.  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to generate operating profits. The highlights of that plan are:

●	Sale of SkyMall’s loyalty business unit in September 2014 (Note 19),
●	repayment and retirement of the Company’s revolving credit facility in September 2014 (Note 19),
●	sales of other assets or business units or other monetization of our assets,
●	elimination of unprofitable business units and product offerings,
●	aggressively seek new and additional sales opportunities, and
●	improve product gross margins through product sourcing efficiencies.

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

In February 2014, the Company changed its fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For 2014, the Company’s fiscal second quarter ended on June 29, 2014 and its fiscal year end will be December 28, 2014.

Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations (Note 15).  The condensed consolidated financial statements for the three month period ended June 30, 2013 have been restated to present the operations of the Company’s Nutraceutical Products reporting segment as discontinued operations.  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

Shipping and handling costs
Amounts billed to customers related to shipping and handling costs totaling $2,929,245 and $821,127 for the six month periods ended June 29, 2013 and June 30, 2012, respectively, are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Advertising
The Company expenses advertising costs when such costs are incurred.  Advertising expenses were $247,233 and $99,845 during the six month periods ended June 29, 2014 and June 30, 2013, respectively.

Net Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  During the three and six month periods ended June 29, 2014 and June 30, 2013, potentially dilutive securities were not considered in the calculation of dilutive loss per share as their impact would have been anti-dilutive.  Accordingly, basic and diluted net loss per share were identical for the three and six month periods ended June 29, 2014 and June 30, 2013.  Stock options and restricted stock awards outstanding as of June 29, 2014 totaling 285,000 and 1,242,004, respectively, were not included in the computation of diluted loss per share because they were anti-dilutive.

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

The following is unaudited proforma financial information of the combined entity for the six month period ended June 30, 2013 as though the business combination had been as of the beginning of the reporting period:

Proforma revenues	$42,409,325
Proforma net loss	$(8,407,357)
Proforma loss per common share (basic and diluted)	$(0.11)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of June 29, 2014 and December 31, 2013:

	June 29, 2014	December 31, 2013
Trade receivables	$6,803,070	$17,501,367
Merchant bank and other receivables	24,061	175,199
Placement fees billed in advance of distribution	(1,846,499)	(2,528,911)
Allowance for doubtful accounts	(889,609)	(1,770,208)
	$4,091,023	$13,377,447

The Company had outstanding balances in accounts receivable from three customers representing 73% of trade receivables at June 29, 2014 and 71% of trade receivables at December 31, 2013.  Revenues from these three customers represented 62% and 49% of total revenues for the six month periods ended June 29, 2014 and June 30, 2013, respectively.  No other customers represented greater than 10% of net revenues for the six month periods ended June 29, 2014 and June 30, 2013 or total trade receivables at June 29, 2014 and December 31, 2013.

NOTE 5 - INVENTORIES

Inventories consist of the following as of June 29, 2014 and December 31, 2013:

	June 29, 2014	December 31, 2013
Gift cards	$25,396,461	$18,417,078
Gift cards in transit	10,373,127	1,359,875
Paper and other	304,719	230,157
	$36,074,307	$20,007,110

Gift cards in transit consist of gift cards which have been paid for but not yet received by the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 29, 2014 and December 31, 2013:

	June 29, 2014	December 31, 2013
Computers, office equipment and software	$2,434,219	$2,223,196
Furniture, fixtures and other	188,478	188,478
Buildings and improvements	3,971,878	3,971,878
	6,594,575	6,383,552
Less accumulated depreciation	(1,117,237)	(662,425)
Construction in progress	644,554	116,679
	$6,121,892	$5,837,806

Depreciation expense was $474,951 and $176,276 for the six month periods ended June 29, 2014 and June 30, 2013, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following as of June 29, 2014 and December 31, 2013:

	Life	June 29, 2014	December 31, 2013
Amortizing intangible assets:
Loyalty partner relationships	7 years	$7,193,871	$7,193,871
Merchant relationships	4 years	3,396,258	3,396,258
Non-compete agreements		-	53,656
Internally developed software	4 years	550,000	550,000
Customer database	3 years	220,000	220,000
		11,360,129	11,413,785
Less accumulated amortization		(2,690,189)	(1,878,140)
		8,669,940	9,535,645
SkyMall tradename		7,010,000	7,010,000
Domain names		51,000	-
Goodwill		11,980,100	11,980,100
		$27,711,040	$28,525,745

Amortization expense was $865,705 and $718,257 for the six month periods ended June 29, 2014 and June 30, 2013, respectively.  Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2014	$887,582
2015	1,753,285
2016	1,753,285
2017	1,686,618
2018	863,057
Thereafter	1,726,113
$8,669,940

NOTE 8 – REVOLVING BANK LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. (the “Bank Line”) that refinanced an existing line of credit.  Effective December 31, 2013, the Bank Line was amended.  Based on the amendment terms, the Bank Line expires on June 30, 2015 and interest on outstanding borrowings is payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line is fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries.  In addition to the guaranties provided by the Company, the Credit Facility is also guaranteed by an affiliate company controlled by a member of the Company's Board of Directors who is also a majority shareholder through beneficial ownership.  On April 29, 2014, the Bank Line was repaid and the facility was terminated (Note 9).  At December 31, 2013, there was $3,669,095 outstanding under the Bank Line.

NOTE 9 – RELATED PARTY DEBT

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by a member of the Company’s Board of Directors who is also a majority shareholder of the Company through beneficial ownership (the “Related Party Debt”).  Effective December 31, 2013, the Related Party Debt was amended.  Based on the amendment terms, the Related Party Debt matured on September 18, 2015 and interest was payable monthly at a rate of LIBOR plus 4.5%.  The Company paid points totaling $96,975 to the lender related to refinancing, which are being amortized over the debt term.  The Related Party Debt was junior to the Bank Line but was fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies.

On January 31, 2014, the Company repaid $500,000 of principal on the Related Party Debt through issuance of 393,701 shares of Xhibit common stock (Note 12).  In connection with this repayment, the borrowing capacity was permanently reduced to $4,500,000.  The Company recorded non-cash stock-based compensation of $51,181 on this stock issuance (Note 14).

On April 29, 2014, the Related Party Debt was further amended.  Among other changes, the amendment: 1) changed the term debt to a revolving credit facility; 2) increased the facility limit from $4,500,000 million to $17,150,000 million; 3) reduced the interest rate from LIBOR plus 4.5 percentage points to LIBOR plus 0.5 percentage point per annum and 4) accelerated the maturity date to January 15, 2015 from the prior maturity date of September 18, 2015.  The covenants under the amended Related Party Debt, which were more restrictive than those previously included, provided additional security such as liens on gift card inventory, more stringent notice requirements, bank account control agreements, daily cash sweeps, and a prohibition on all equity capital raises, among other covenants set forth therein.  The funds drawn on the Related Party Debt were applied to repay and retire the Bank Line (Note 8), which payment amount was $5,153,826, and provide for working capital.  Immediately after the closing of the Related Party Debt amendment, and retirement of Bank Line, the Company borrowed $4,493,324 under the Related Party Debt, which represents an increase of $2,000,000 above the aggregate face amount of the previous outstanding balances on the Bank Line and Related Party Debt facility.

On September 9, 2014, the Related Party Debt was fully repaid and the facility was terminated (Note 19).

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

In March 2013, the Company issued an unsecured promissory note in the amount of $100,000 to one of its shareholders.  The note bears interest at a simple rate of 10% per annum and was due and payable on March 28, 2014.  On April 17, 2014, the Company amended the maturity date of promissory note due from March 28, 2014 to April 30, 2014 and on April 29, 2014, the Company repaid all principal and interest outstanding on the note.  The note holder signed a waiver of default for the period between the time the note matured, March 28, 2014, and the date the note was repaid.

In April 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $585,000 to six of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount.  On March 31, 2014, the Company repaid all principal and interest outstanding on the notes.

In May 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 to two of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on May 31, 2014.  On May 30, 2014, the Company repaid all principal and interest outstanding on the notes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

In May 2014, the Company shut down the Bosnian Sub, its development subsidiary in Bosnia and Herzegovina.  As part of this shut down, the Company terminated the employment of all employees, completely abandoned its social media applications and terminated the building lease with ABC.  The Company did not incur any significant expenses in connection with shutting down the Bosnian Sub.  The Company is in the process of liquidating the Bosnian Sub.

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

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), which is owned by the Chief Technology Officer of the Bosnian Sub., to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina (Notes 17 and 19).  The lease requires monthly payments of 13,500 Bosnian Marks; however it is paid in United States dollars, and can fluctuate month to month depending on the exchange rate.  This lease was terminated in May 2014 in conjunction with the shutdown of the Bosnian Sub.

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

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

	Rental Payments	Sublease Receipts	Net Rental Payments
2014	$279,016	$193,827	$85,189
2015	548,751	394,099	154,652
2016	475,250	413,721	61,529
2017	496,854	445,343	51,511
2018	528,476	476,965	51,511
Thereafter	875,686	-	875,686
	$3,204,033	$1,923,955	$1,280,078

Rental expense was $185,985 and $221,715 for the six month periods ended June 29, 2014 and June 30, 2013, respectively.

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

  In February 2014, the Company received a Civil Investigative Demand (“CID”) from the U.S. Federal Trade Commission (“FTC”).  In the CID, the FTC has requested information related to certain products marketed in the SkyMall in-flight catalog.  The Company submitted the requested information to the FTC in late March 2014.  In July 2014, the FTC informally advised the Company that it believes SkyMall lacked proper substantiation for claims made with respect to most of the products initially identified by the FTC.  Accordingly, the FTC may pursue consumer redress for the identified items advertised in the SkyMall in-flight catalog.  While the amount of the FTC’s potential demand for consumer redress is not known currently, the Company’s sales of the identified products during the relevant time period was approximately $823,000.  The Company is currently not able to assess the likelihood of a loss related to this matter and accordingly, the Company has not accrued any liability for this matter.

Sales Tax
The Company collects and remits sales and use taxes in most states for both its in-flight and loyalty businesses.  In the ordinary course of business, the Company is subject to audit by state and local tax authorities.  At any given time, the Company typically has more than one ongoing audit.  The Company records a contingency accrual for potential exposure related to sales tax audits.  Sales tax contingency accruals included in accrued expenses in the consolidated balance sheet total $243,500 and $338,591 at June 29, 2014 and December 31, 2013, respectively.

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

On January 31, 2014, the Company issued 393,701 shares of Xhibit Corp. common stock to repay $500,000 of principal on the Related Party Debt (Note 9).

NOTE 13 – RESTRUCTURING CHARGE

During September 2013, the Company implemented a restructuring plan to reduce operating costs.  A restructuring charge of $852,859 comprised of severance benefits, outplacement services, and costs to consolidate the Company’s workforce into one location was recorded during September 2013.  The Company ceased the use of its Tempe office space during September 2013 in connection with its restructuring plan (Note 11).  As a result, the Company recorded a cease-use liability equal to the estimated fair value for the costs that will continue to be incurred under the lease contract without economic benefit.  The fair value of the liability at the cease-use date was determined based on the remaining cash flows related to this lease, including future lease payments reduced by the estimated sublease rentals, discounted using a credit-adjusted risk-free rate.  In connection with the lease abandonment, the associated net leasehold improvements, deferred lease incentive, and deferred rent balances were written off.  Effective December 1, 2013, the Company entered into a sublease for the office space.  Under the terms of the sublease agreement, the Company granted the sublessee four months of free rent and commencing on April 1, 2014, the sublessee will pay the Company an amount each month substantially equal to the rent amount due under the original lease.  Consequently, at December 31, 2013, the Company adjusted the cease-use liability for the differences between the sublease income estimates and the actual sublease income per the sublease agreement using the original credit-adjusted risk-free rate.  As a result of the lease abandonment, the Company recorded a total expense of $606,464 during 2013.

  The activity in the accrued restructuring balance, which is included in accrued restructuring costs in the accompanying consolidated balance sheet for the six month period ended June 29, 2014, was as follows:

	Liability as of December 31, 2013	Cash Payments	Non-Cash Expenses	Liability as of June 29, 2014
Workforce reduction	$44,963	$(39,263)	$(5,700)	$-
Lease cease-use	140,962	(98,740)	-	42,222
	185,925	$(138,003)	$(5,700)	42,222
Less non-current portion	36,986			-
Current portion	$148,939			$42,222

NOTE 14 – NON-CASH STOCK-BASED COMPENSATION

For the six month periods ended June 29, 2014 and June 30, 2013, the Company recorded non-cash stock-based compensation as follows:

	Stock Option Plan	Restricted Stock Plan	Other Stock-Based Compensation	Total
Six month period ended June 29, 2014:
Sales and marketing expenses	$(21,674)	$85,925	$-	$64,251
General and administrative expenses	63,400	144,120	51,181	258,701
Development expenses	(94,695)	9,256	-	(85,439)
	$(52,969)	$239,301	$51,181	$237,513

Six month period ended June 30, 2013:
Sales and marketing expenses	$272,495	$-	$-	$272,495
General and administrative expenses	26,820	-	1,600,000	1,626,820
Development expenses	107,282	-	-	107,282
	$406,597	$-	$1,600,000	$2,006,597

The credits to expense under the stock option plan reflect the reversal of prior period compensation expenses for non-vested options which were forfeited during the six month period ended June 29, 2014.

Stock Option Plan
In August 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan, the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.  In May 2013, the Company’s Board of Directors authorized the grant of up to 1,900,000 non-qualified stock options to certain of its employees and contractors to purchase common shares under the Option Plan.  A total of 1,895,000 options were granted with an exercise price of $4.02, which was equal to the closing price of the common stock on the OTCBB on the grant date, and a contractual term of ten years.  The options vest and become exercisable ratably over a two year period with 50% of the options vesting on each anniversary of the grant date.  At June 29, 2014, there were 12,715,000 options available for future grants under the Option Plan.

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

●
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

●
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

●	As the Company has paid no dividends, and has no present plans to pay dividends in the future, no dividends were assumed for purposes of the fair value estimate.

●	The risk-free rate is based on the implied yield of 7-year U.S. Treasury notes as of the grant date, as this period would reasonably coincide with the expected term.

 Stock-based compensation expense for employee stock options is recorded over the service/vesting period based on the estimated value of the options that are ultimately expected to vest.  An initial estimated forfeiture rate of 3% has been assumed for this calculation, and stock-based compensation expense will be adjusted as necessary in subsequent periods to reflect actual forfeiture activity.

Stock option plan award activity during the six month period ended June 29, 2014 was as follows:

	Number of Options	Average Exercise Price
Stock options outstanding at December 31, 2013	842,500	$4.02
Granted	-
Exercised	-
Forfeited	(557,500)	$4.02
Stock options outstanding at June 29, 2014	285,000	$4.02

At June 29, 2014, 142,500 employee stock options were exercisable. No employee stock options were exercisable at December 31, 2013.  As of June 29, 2014, the Company estimates that 53,375 of the stock options outstanding will ultimately vest.  The stock options had no aggregate intrinsic value at June 29, 2014 since the June 29, 2014 closing price for the Company’s stock was lower than the exercise price.

Restricted Stock Plan
In September 2013, the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”).  Under the RS Plan, the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock.  At June 29, 2014, there were 8,757,996 shares available for future grants under the RS Plan.

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

Restricted stock plan award activity during the six month period ended June 29, 2014 was as follows:

	Number of Shares	Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	1,521,753	$1.98
Granted	144,584	$1.24
Exercised	-
Forfeited	(424,333)	$1.98
Restricted shares outstanding at June 29, 2014	1,242,004	$1.89

As of June 29, 2014, the Company estimates that 795,560 of the restricted stock awards outstanding will ultimately vest.

Other Stock-Based Compensation
 In connection with the Related Party Debt repayment in January 2014, the Company issued 393,701 shares of its common stock to the debt holder.  Non-cash stock-based compensation of $51,181 was recorded in January 2014 for this transaction (Note 9).

In conjunction with the SkyMall Merger, the Company issued 400,000 shares of its common stock on July 9, 2013 to an individual as consideration for consulting services provided to the Company in connection with the SkyMall Merger.  Non-cash stock-based compensation expense of $1,600,000 was recorded in June 2013 for this transaction.

NOTE 15 – DISCONTINUED OPERATIONS

The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, has been accounted for as discontinued operations.  The operating results of the Company’s Nutraceutical Products business for the six month periods ended June 29, 2014 and June 30, 2013 are summarized below:

	2014	2013
Revenues	$-	$6,860,936

Income (loss) before income taxes	$27,620	$(477,011)
Income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$27,620	$(477,011)

NOTE 16 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all the Company’s employees with at least six months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.  The Company made no matching contributions to the Plan during the six month periods ended June 29, 2014 and June 30, 2013.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, interest payable to related parties totaling $70,940 was included in accrued expenses on the consolidated balance sheet.  No interest payable was outstanding to related parties at June 29, 2014.

As of December 31, 2013, net accounts receivable from related parties totaling $14,000 were included in accounts receivable on the consolidated balance sheet.

       During the six month period ended June 30, 2013, the Company issued notes payable totaling $1,035,000 to certain of its shareholders (Note 10).  No related party notes payable were issued during the six month period ended June 29, 2014.

The Company paid ABC, which is owned by the Chief Technology Officer of the Bosnian Sub, lease payments totaling $54,000 and $54,000 for the six month periods ended June 29, 2014 and June 30, 2014, respectively (Note 11).

During the six month period ended June 30, 2013, the Company paid WAT Works, LLC (“WAT Works”), an entity 50% owned by one of the Company’s employees, $108,704 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement.  The Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company and accordingly, no amount was paid to WAT Works during the six month period ended June 29, 2014.

NOTE 18 – SEGMENT INFORMATION

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying condensed consolidated financial statements so the Nutraceutical Products reporting segment is no longer shown as a reporting segment during 2013.  Subsequent to October 2013, the Company operates two reporting segments: SkyMall and Internet Marketing.  Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments.  As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by reporting segment for the six month periods ended June 29, 2014 and June 30, 2013:

	Six Month Period Ended June 29, 2014
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,543,821	$33,149,877	$-	$34,693,698
Cost of revenues	300,216	21,626,949	-	21,927,165
Gross profit	1,243,605	11,522,928	-	12,766,533
Operating expenses	687,862	17,443,534	909,629	19,041,025
Segment operating income (loss)	555,743	(5,920,606)	(909,629)	(6,274,492)
Non-operating expenses and income taxes	-	-	(395,103)	(395,103)
Income (loss) from continuing operations	$555,743	$(5,920,606)	$(1,304,732)	$(6,669,595)

Depreciation and amortization	$33,347	$1,315,643	$-	$1,348,990

Purchases of property and equipment	$-	$759,037	$-	$759,037

Gross assets at June 29, 2014	$266,752	$77,383,173	$-	$77,649,925

	Six Month Period Ended June 30, 2013
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$3,083,263	$10,346,666	$-	$13,429,929
Cost of revenues	1,107,327	6,586,102	-	7,693,429
Gross profit	1,975,936	3,760,564	-	5,736,500
Operating expenses	3,071,502	6,304,718	1,188,145	10,564,365
Segment operating income (loss)	(1,095,566)	(2,544,154)	(1,188,145)	(4,827,865)
Non-operating expenses and income taxes	-	-	(102,746)	(102,746)
Income (loss) from continuing operations	$(1,095,566)	$(2,544,154)	$(1,290,891)	$(4,930,611)

Depreciation and amortization	$151,126	$743,407	$-	$894,533

Purchases of property and equipment	$181,213	$309,276	$-	$490,489

Gross assets at June 30, 2013	$5,763,296	$194,920,432	$-	$200,683,728

NOTE 19 – SUBSEQUENT EVENTS

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2013 on September 10, 2014 which was after the extended due date of April 1, 2014.  This failure to timely file the Annual Report on Form 10-K constituted a breach of certain covenants resulting in defaults under the Company’s Bank Line and Related Party Debt (Notes 8 and 9).  The Company obtained written waivers of default, dated April 2, 2014, for the Bank Line and Related Party Debt.  Both waivers of default provided for a forbearance period through April 30, 2014.  Prior to the expiration of the waiver period, the Related Party Debt was amended and restated, and the Bank Line was repaid and retired.  Also as a result of the Company’s failure to timely file its Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q, broker-dealers are prevented from making a market in the Company’s common stock or disseminating quotations to the public on the OTC Bulletin Board.

On August 29, 2014, the Company received notice from Delta Air Lines, Inc. that Delta was exercising its right to terminate its contract with SkyMall effective November 30, 2014.  As a result of this contract termination, the SkyMall catalog will not be available on Delta flights after November 30, 2014.

On September 9, 2014, SkyMall LLC sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. (“Connexions”) pursuant to a Membership Interest Purchase Agreement dated as of the same date (the “MIPA”), for a cash purchase price of $24,000,000,of which $1,800,000 was placed into escrow to fund potential indemnity claims (the “SkyMall Ventures Sale”).  SkyMall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based upon a formula related to the operating profit of SkyMall Ventures during the 12 months following the closing.  The MIPA contains customary representations, warranties and indemnities.  In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC will provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance.  The Transition Services Agreement provides for a term of up to 18 months, in exchange for which Connexions will pay a fee equal to SkyMall LLC's cost of providing such services, which is initially estimated to be approximately $415,000 per month.  In addition, Xhibit Corp. entered into a Limited Guarantee guaranteeing the indemnity obligations of SkyMall LLC under the MIPA.  As a result of the SkyMall Ventures Sale, the Company will not generate any revenues or operating profits from its loyalty business unit after September 9, 2014. During 2013, SkyMall Ventures recorded merchandise, gift card and other revenue totaling $45,002,007 for sales to loyalty programs operated by its customers.

In conjunction with the SkyMall Ventures Sale, the Company repaid the $15,206,112 outstanding balance on the Related Party Debt facility on September 9, 2014.  The Related Party Debt facility was terminated immediately after the payoff.

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

KEY TRENDS, DEVELOPMENTS AND CHALLENGES

The following developments and trends present opportunities, challenges and risks for our business:

●
Evolving Business Model.  We are in the process of changing the business model for our SkyMall commerce business.  Historically, a significant portion of our commerce business revenue was derived from placement fees paid by merchandisers for featuring their products in our catalog and we have not sold material amounts of product for our own account.  Due to significant changes in the retail industry and air traveler practices and preferences, as discussed below, we are now focused on moving away from our historic placement fee model and instead moving to a model where we charge a margin percentage on product sales.  In addition, we have begun offering products for our own account and branded products. In some cases we will assume the inventory risk for unsold products.  This business model is a material departure from our historic commerce business model and there is no assurance that we can successfully transform our business to adapt to the changing market conditions.

●
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

●
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

●
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

●
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

●
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

●
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

●
Sale of SkyMall Ventures.  On September 9, 2014, we sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. pursuant to a Membership Interest Purchase Agreement.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

●	Amendments, Repayments and Terminations to Debt Facilities.
o
On January 31, 2014, but effective as of December 31, 2013, we amended our bank line of credit and related party debt facility.  Refer to Note 8, Revolving Line of Credit, and Note 9, Related Party Debt, in Item 1, Financial Statements, for more information.

o
On April 29, 2014, we amended and restated our related party debt facility.  Refer to Note 8, Revolving Line of Credit, and Note 9, Related Party Debt, in Item 1, Financial Statements, for more information.

o
During 2014, we repaid all outstanding principal and interest on related party notes payable that were outstanding as of December 31, 2013.  Refer to Note 10, Notes Payable, Related Parties, and Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

o
In conjunction with the SkyMall Ventures Sale on September 9, 2014, we repaid the $15,206,391 outstanding balance on our related party debt facility, which we terminated immediately after the repayment.  Refer to Note 19, Subsequent Events, in Item 1, Financial Statements, for more information.

●
Fiscal Year End Change.  In February 2014, we changed the Company’s fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For fiscal 2014, our fiscal year end will be December 28, 2014.

●
Shut Down of Development Subsidiary.  In May 2014, we shut down our development subsidiary in Bosnia and Herzegovina.  As part of this shut down, we terminated the employment of all employees, completely abandoned our social media applications and terminated the building lease.

●
Suspended Operations of Internet Marketing Business.  In June 2014, we suspended operations of our lead generation and advertising business.  We are currently evaluating strategies for re-launching this business.

●
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

The following table presents information by segment for the three month periods ended June 29, 2014 and June 30, 2013 (in thousands):

Three month period ended June 29, 2014:	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$100	$16,679	$-	$16,779
Cost of revenues	80	10,586	-	10,666
Gross profit	20	6,093	-	6,113
Operating expenses	236	9,151	552	9,939
Segment operating income (loss)	(216)	(3,058)	(552)	(3,826)
Non-operating expenses and income taxes	-	-	(217)	(217)
Income (loss) from continuing operations	$(216)	$(3,058)	$(769)	$(4,043)

Three month period ended June 30, 2013:
Revenues	$1,581	$10,347	$-	$11,928
Cost of revenues	921	6,586	-	7,507
Gross profit	660	3,761	-	4,421
Operating expenses	2,405	5,623	689	8,717
Segment operating income (loss)	(1,745)	(1,862)	(689)	(4,296)
Non-operating expenses and income taxes	-	-	(28)	(28)
Income (loss) from continuing operations	$(1,745)	$(1,862)	$(717)	$(4,324)

The following table presents information by segment for the six month periods ended June 29, 2014 and June 30, 2013 (in thousands):

Six month period ended June 29, 2014:	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,544	$33,150	$-	$34,694
Cost of revenues	300	21,627	-	21,927
Gross profit	1,244	11,523	-	12,767
Operating expenses	688	17,444	910	19,042
Segment operating income (loss)	556	(5,921)	(910)	(6,275)
Non-operating expenses and income taxes	-	-	(395)	(395)
Income (loss) from continuing operations	$556	$(5,921)	$(1,305)	$(6,670)

Six month period ended June 30, 2013:
Revenues	$3,083	$10,347	$-	$13,430
Cost of revenues	1,107	6,586	-	7,693
Gross profit	1,976	3,761	-	5,737
Operating expenses	3,072	6,305	1,188	10,565
Segment operating income (loss)	(1,096)	(2,544)	(1,188)	(4,828)
Non-operating expenses and income taxes	-	-	(103)	(103)
Income (loss) from continuing operations	$(1,096)	$(2,544)	$(1,291)	$(4,931)

Results of Operations

The following sets forth a discussion and analysis of the Company's financial condition and results of operations for the six month periods ended June 29, 2014 and June 30, 2013.  This discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated financial statements for the six month periods ended June 29, 2014 and June 30, 2013 included in this Quarterly Report on Form 10-Q.

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the three and six month periods ended June 30, 2013 do not include the operating results of SkyMall for periods prior to May 16, 2013.

Non-GAAP Financial Measures – The Company has presented pro forma, EBITDA and Adjusted EBITDA amounts, which are measures used by management to evaluate the Company’s year-over-year performance and as a general indicator of the Company’s operating profitability.  Pro forma amounts include the SkyMall operating results as though the SkyMall merger had been completed as of the beginning of 2013.

A reconciliation of the GAAP statements of operations to the pro forma statements of operation for the three month period ended June 30, 2013 is presented below (in thousands):

	Three Month Period Ended	Three Month Period Ended June 30, 2013
	June 29, 2014	GAAP	Adjustments	Pro forma
Revenues	$16,779	$11,928	9,605	$21,533
Cost of reveues	10,666	7,507	6,240	13,747

Gross profit	6,113	4,421	3,365	7,786
Operating expenses	9,939	8,717	3,844	12,561

Loss from operations	(3,826)	(4,296)	(479)	(4,775)
Non-operating income (expense)	(217)	(28)	(5)	(33)
Income tax benefit (expense)	-	-	(12)	(12)

Loss from continuing operations	(4,043)	(4,324)	(496)	(4,820)
Income (loss) from discontinued operations	7	(14)	-	(14)

Net loss	$(4,036)	$(4,338)	$(496)	$(4,834)

A reconciliation of the GAAP statements of operations to the pro forma statements of operation for the six month period ended June 30, 2013 is presented below (in thousands):

	Six Month Period Ended	Six Month Period Ended June 30, 2013
	June 29, 2014	GAAP	Adjustments	Pro forma
Revenues	$34,694	$13,430	29,661	$43,091
Cost of reveues	21,927	7,693	19,219	26,912

Gross profit	12,767	5,737	10,442	16,179
Operating expenses	19,042	10,565	13,401	23,966

Loss from operations	(6,275)	(4,828)	(2,959)	(7,787)
Non-operating income (expense)	(395)	(103)	(28)	(131)
Income tax benefit (expense)	-	-	(12)	(12)

Loss from continuing operations	(6,670)	(4,931)	(2,999)	(7,970)
Income (loss) from discontinued operations	28	(477)	-	(477)

Net loss	$(6,642)	$(5,408)	$(2,999)	$(8,407)

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

A reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the three month periods ended June 29, 2014 and June 30, 2013 is presented below (in thousands):

	Three Month Period Ended June 29, 2014	Three Month Period Ended June 30, 2013
		GAAP	Pro forma
Net loss	$(4,036)	$(4,338)	$(4,834)
Depreciation and amortization	683	669	794
Interest expense	217	33	38
Income tax benefit (expense)	-	-	12

EBITDA	(3,136)	(3,636)	(3,990)

Loss (gain) from discontinued operations	(7)	14	14
Non-cash stock-based compensation	191	2,006	2,006
Loss on debt conversion	-	-	-

Adjusted EBITDA	$(2,952)	$(1,616)	$(1,970)

A reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA for the six month periods ended June 29, 2014 and June 30, 2013 is presented below (in thousands):

	Six Month Period Ended June 29, 2014	Six Month Period Ended June 30, 2013
		GAAP	Pro forma
Net loss	$(6,642)	$(5,408)	$(8,407)
Depreciation and amortization	1,349	893	1,579
Interest expense	395	41	69
Income tax benefit (expense)	-	-	12

EBITDA	(4,898)	(4,474)	(6,747)

Loss (gain) from discontinued operations	(28)	477	477
Non-cash stock-based compensation	238	2,006	2,006
Loss on debt conversion	-	67	67

Adjusted EBITDA	$(4,688)	$(1,924)	$(4,197)

THREE MONTH PERIOD ENDED JUNE 29, 2014 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2013

Revenues.  Revenue for the three month period ended June 29, 2014 was $16,779,445 ($100,302 from the legacy Xhibit businesses and $16,679,143 from SkyMall) compared to $11,927,650 for the three month period ended June 30, 2013.  The increase of $4,851,795 was attributable to SkyMall ($6,332,477) partially offset by a decrease for the legacy Xhibit businesses ($1,480,682).  The legacy Xhibit business unit revenue primarily consisted of lead generation and advertising services from the Internet Marketing segment.  Internet Marketing revenues for the three month period ended June 29, 2014 were negatively impacted by our primary service provider’s decision to discontinue servicing our type of email marketing activity in February 2014 and the temporary shutdown of the business in June 2014.

During the three month period ended June 29, 2014, the Company had a high concentration of revenue and credit risk as its three largest customers, each of which was a SkyMall Loyalty channel customer, accounted for 62% of its total 2014 second quarter revenues.

Pro forma Results
Revenue in the three month period ended June 29, 2014 was $16,779,445 compared to pro forma revenue of $21,533,144 in 2013, a decrease of $4,753,699 (22.1%).  The decrease was attributable to SkyMall ($3,273,017 and 16.4%) and the legacy Xhibit businesses ($1,480,682 and 93.7%).  Pro forma revenue from the SkyMall business unit decreased in 2013 primarily due to a mix shift of revenues in our Loyalty channel from merchandise sales (which are recorded on a gross basis) to gift card sales (which are generally recorded on a net basis).  Additionally, merchandise sales were negatively impacted by a point pricing change implemented by one of our Loyalty channel partners in early 2013.  Lastly, 2014 placement fees were lower than the 2013 pro forma amount primarily due to the loss of certain large suppliers of product for our in-flight catalog suppliers that had previously paid placement fees.

Cost of revenues.  Cost of revenues for the three month period ended June 29, 2014 was $10,666,644 ($80,827 from the legacy Xhibit businesses and $10,585,817 from SkyMall) compared to $7,506,622 for the three month period ended June 30, 2013.  The increase of $3,160,022 was attributable to SkyMall ($3,999,715) partially offset by a decrease from the legacy Xhibit businesses ($839,693).  Cost of revenues as a percentage of revenues for the legacy Xhibit business units was 80.6% for the three month period ended June 29, 2014 compared to 58.2% for the comparable period in 2013.  The increase in cost of revenues as a percentage of revenues for the legacy Xhibit business units was primarily due to costs incurred during the temporary shutdown of the internet marketing business in June 2014.

Pro forma Results
Cost of revenues was $10,666,644 for the three month period ended June 29, 2014 compared to pro forma cost of revenue of $13,746,957 for the three month period ended June 30, 2013, a decrease of $3,080,313 (22.4%).  The decrease was attributable to SkyMall ($2,240,620 and 17.5%) and the legacy Xhibit businesses ($839,693).  The SkyMall decrease was primarily due to lower sales volumes as cost of revenues as a percentage of revenue was reasonably consistent between periods (63.5% for the 2014 second quarter vs. 64.3% for the 2013 second quarter).

Catalog expenses.  Catalog expenses, which represent production costs for creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs, were $1,567,099 for the three month period ended June 29, 2014 compared to $759,363 for the three month period ended June 30, 2013.  The increase of $807,736 was due to inclusion of the SkyMall operations for the full quarter in 2014 compared only a portion of the quarter in 2013.

Pro forma Results
Catalog expenses were $1,567,099 for the three month period ended June 29, 2014 compared to pro forma expenses of $1,545,926 for the three month period ended June 30, 2013.  The increase of $21,173 (1.4%) was primarily due to increased circulation of our mail to home catalog in 2014.

Sales and marketing expenses.  Sales and marketing expenses, which consist primarily of personnel costs for our sales and marketing staff, third party ecommerce marketing expenses, and commissions and fuel reimbursements paid to our airline partners, were $4,167,565 for the three month period ended June 29, 2014  compared to $1,750,143 for the three month period ended June 30, 2013.  The increase of $2,417,422 was attributable to SkyMall ($2,477,369) partially offset by a decrease from the legacy Xhibit businesses ($59,947).  The Xhibit decrease is primarily due to the termination of Xhibit’s interactive development operations in December 2013.

Pro forma Results
Sales and marketing expenses were $4,167,565 for the three month period ended June 29, 2014 compared to $3,585,825 for the three month period ended June 30, 2013, an increase of $581,740 (16.2%).  This increase was primarily due to SkyMall ($641,687 and 19.3%) partially offset by a decrease from the legacy Xhibit businesses ($59,947).  The SkyMall pro forma increase was primarily due to an increase in ecommerce marketing expenses.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses, which consist of wages and other costs associated with the SkyMall’s customer care center, were $647,146 for the three month period ended June 29, 2014 compared to $314,214 for the three month period ended June 30, 2013.  The increase of $332,905 was due to inclusion of the SkyMall operations for the full quarter in 2014 compared only a portion of the quarter in 2013.

Pro forma Results
Customer service and fulfillment expense was $647,146 for the three month period ended June 29, 2014 compared to a pro forma amount of $642,121 for the three month period ended June 30, 2013.  The year-over-year increase of $5,025 (0.8%) was primarily due incremental costs incurred to service a new partner partially offset by cost reductions as a result of headcount and other costs implemented in 2013.

General and administrative expenses.  General and administrative expenses for the three month period ended June 29, 2014 was $3,384,627 compared to $5,536,228 for the three month period ended June 30, 2013.  The decrease of $2,151,601 was attributable to the legacy Xhibit businesses ($2,109,832) and SkyMall ($89,953) partially offset by an increase in corporate costs ($48,184).  Included in the Xhibit general and administrative expenses for the three month period ended June 30, 2013 was $1,600,000 of non-cash stock-based compensation related to the SkyMall Merger.  Excluding this amount, 2014 second quarter general and administrative expenses for the legacy Xhibit business units were $509,832 (94.7%) lower than the 2013 second quarter amount.  This decrease is primarily due to reduced operations of the Xhibit internet marketing business in 2014.  The decrease in the SkyMall amount is due to lower amortization expense in 2014 as a result of the intangible asset impairment charge recorded in December 2013.

Pro forma Results
General and administrative expenses were $3,384,627 for the three month period ended June 29, 2014 compared to the pro forma amount of $6,430,160 for the three month period ended June 30, 2013, a decrease of $3,045,533 (47.4%).  The decrease was attributable to the legacy Xhibit businesses ($2,109,832) and SkyMall ($983,885) partially offset by an increase in corporate costs ($48,184).   The decrease in the SkyMall amount is due to lower amortization expense in 2014 as a result of the intangible asset impairment charge recorded in December 2013.

Development expenses.  Development expenses, which consist primarily of costs for our development team in Bosnia and Herzegovina, were $172,810 for the three month period ended June 29, 2014 compared to $357,242 for the three month period ended June 30, 2013, a decrease of $184,432 (51.6%).  The decrease is primarily due to the termination of Xhibit’s interactive development operations in December 2013 and the shutdown of the development operations in Bosnia and Herzegovina in May 2014.

Non-operating expenses.  Non-operating expenses were $217,024 for the three month period ended June 29, 2014 compared to $28,120 for the three month period ended June 30, 2013, an increase of $188,904.  The increase was primarily due to higher interest expense ($216,984 in 2014 compared to $32,901 in 2013) as a result of debt incurred after the SkyMall Acquisition in May 2013.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $4,043,470 for the three month period ended June 29, 2014 compared to a loss from continuing operations of $4,324,309 for the three month period ended June 30, 2013.

Pro forma Results
The Company’s loss from continuing operations of $4,043,470 for the three month period ended June 29, 2014 was $777,224 lower than the pro forma loss from continuing operations of $4,820,694 for the three month period ended June 30, 2013.  This decrease was primarily due to cost reductions implemented during 2013.

Income (loss) from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013 has been accounted for as discontinued operations.  During the three month period ended June 29, 2014, the Company recorded income totaling $7,340 from this discontinued business compared to a loss from the Nutraceutical Products business of $13,604 during the three month period ended June 30, 2013.

Adjusted EBITDA.
Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was a loss of $2,952,775 for the three month period ended June 29, 2014 compared to a loss of $1,616,433 for the three month period ended June 30, 2013.

Pro forma Results
The Company’s Adjusted EBITDA loss of $2,952,775 for the three month period ended June 29, 2014 compared to a pro forma Adjusted EBITDA loss of $1,969,554 for the three month period ended June 30, 2013.

SIX MONTH PERIOD ENDED JUNE 29, 2014 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2013

Revenues.  Revenue for the six month period ended June 29, 2014 was $34,693,698 ($1,543,821 from the legacy Xhibit businesses and $33,149,877 from SkyMall) compared to $13,429,929 ($3,083,263 from the legacy Xhibit businesses and $10,346,666 from SkyMall) for the six month period ended June 30, 2013.  The increase of $21,263,769 was attributable to SkyMall ($22,803,211) partially offset by a decrease for the legacy Xhibit businesses ($1,539,442 and 49.9%).  The legacy Xhibit business unit revenue primarily consisted of lead generation and advertising services from the Internet Marketing segment.  Internet Marketing revenues for the six month period ended June 29, 2014 were negatively impacted by our primary service provider’s decision to discontinue servicing our type of email marketing activity in February 2014.

During the six month period ended June 29, 2014, the Company had a high concentration of revenue and credit risk as its three largest customers, each of which was a SkyMall Loyalty channel customer, accounted for 62% of its total 2014 revenues.

Pro forma Results
Revenue in the six month period ended June 29, 2014 was $34,693,698 compared to pro forma revenue of $43,090,899 in 2013, a decrease of $8,397,201 (19.5%).  The decrease was attributable to SkyMall ($6,857,759 and 17.1%) and the legacy Xhibit businesses ($1,539,442 and 49.9%).  Pro forma revenue from the SkyMall business unit decreased in 2013 primarily due to a mix shift of revenues in our Loyalty channel from merchandise sales (which are recorded on a gross basis) to gift card sales (which are generally recorded on a net basis).  Additionally, merchandise sales were negatively impacted by a point pricing change implemented by one of our Loyalty channel partners in early 2013.  Lastly, 2013 placement fees were lower than the 2012 amount primarily due to the loss of six large suppliers of product for our in-flight catalog suppliers that had previously paid placement fees.

Cost of revenues.  Cost of revenues for the six month period ended June 29, 2014 was $21,927,165 ($300,216 from the legacy Xhibit businesses and $21,626,949 from SkyMall) compared to $7,693,429 for the six month period ended June 30, 2013.  The increase of $14,233,736 was attributable to SkyMall ($15,040,847) partially offset by a decrease from the legacy Xhibit businesses ($807,111 and 72.9%).  Cost of revenues as a percentage of revenues for the legacy Xhibit business units was 19.4% for the six month period ended June 29, 2014 compared to 35.9% for the comparable period in 2013.  The decrease in cost of revenues as a percentage of revenues for the legacy Xhibit business units was primarily due to reduced costs in 2014 as the business was wound down.

Pro forma Results
Cost of revenues was $21,927,165 for the six month period ended June 29, 2014 compared to pro forma cost of revenue of $26,912,180 for the six month period ended June 30, 2013, a decrease of $4,985,015 (18.5%).  The decrease was attributable to SkyMall ($4,177,904 and 16.2%) and the legacy Xhibit businesses ($807,111 and 72.9%).  The SkyMall decrease was primarily due to lower sales volumes.

Catalog expenses.  Catalog expenses, which represent production costs for creating, printing and distributing the SkyMall in-flight catalog and various loyalty program catalogs, were $3,115,579 for the six month period ended June 29, 2014 compared to $759,363 for the six month period ended June 30, 2013.

Pro forma Results
Catalog expenses were $3,115,579 for the six month period ended June 29, 2014 compared to pro forma expenses of $3,464,108 for the six month period ended June 30, 2013.  The decrease of $348,529 (10.1%) was primarily due to SkyMall printing a smaller catalog in the first quarter of 2014 (76 pages) compared to the first quarter of 2013 (100 pages) and printing fewer in-flight catalogs in 2014 in an effort to reduce the number of unused catalogs at the end of each quarter.

Sales and marketing expenses.  Sales and marketing expenses, which consist primarily of personnel costs for our sales and marketing staff, third party ecommerce marketing expenses, and commissions and fuel reimbursements paid to our airline partners, for the six month period ended June 29, 2014 was $7,849,898 compared to $2,055,650 for the six month period ended June 30, 2013.  The increase of $5,794,248 was attributable to SkyMall ($5,696,021) and the legacy Xhibit businesses ($98,227 and 32.7%).

Pro forma Results
Sales and marketing expenses were $7,849,898 for the six month period ended June 29, 2014 compared to $8,312,953 for the six month period ended June 30, 2013, a decrease of $463,055 (5.6%).  This decrease was primarily due to lower fuel reimbursements paid to our airline partners and salary related expenses partially offset by higher ecommerce marketing expenses.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses, which consist of wages and other costs associated with the SkyMall’s customer care center, were $1,319,213 for the six month period ended June 29, 2014 compared to $314,241 for the six month period ended June 30, 2013.

Pro forma Results
Customer service and fulfillment expense was $1,319,213 for the six month period ended June 29, 2014 compared to a pro forma amount of $1,390,520 for the six month period ended June 30, 2013.  The year-over-year decrease of $71,307 (5.1%) was primarily due to headcount and other cost reductions implemented in 2013.

General and administrative expenses.  General and administrative expenses for the six month period ended June 29, 2014 was $6,543,906 compared to $6,806,303 for the six month period ended June 30, 2013.  The decrease of $262,397 was attributable to the legacy Xhibit businesses ($2,481,867) partially offset by increases for SkyMall ($2,081,607) and corporate ($137,863).  Included in the Xhibit general and administrative expenses for the three month period ended June 30, 2013 was $1,600,000 of non-cash stock-based compensation related to the SkyMall Merger.  Excluding this amount, 2014 year-to-date general and administrative expenses for the legacy Xhibit business units were $881,867 (75.3%) lower than the 2013 year-to-date amount.  This decrease is primarily due to reduced operations of the Xhibit internet marketing business in 2014.

Pro forma Results
General and administrative expenses were $6,543,906 for the six month period ended June 29, 2014 compared to the pro forma amount of $10,169,351 for the six month period ended June 30, 2013, a decrease of $3,625,445 (35.7%).  The decrease was attributable to the legacy Xhibit businesses ($2,481,867) and SkyMall ($1,281,441) partially offset by higher corporate general and administrative expenses ($137,863).  The SkyMall decrease was primarily due to a lower costs as a result of headcount and other cost reductions implemented in 2013.

Development expenses.  Development expenses, which consist primarily of costs for our development team in Bosnia and Herzegovina, were $212,429 for the six month period ended June 29, 2014 compared to $628,808 for the six month period ended June 30, 2013, a decrease of $416,379 (66.2%).  The decrease was primarily due to the termination of Xhibit’s interactive development operations in December 2013 and shutdown of the Bosnia and Herzegovina development team in May 2014.

Non-operating expenses.  Non-operating expenses were $395,103 for the six month period ended June 29, 2014 compared to $102,746 for the six month period ended June 30, 2013, an increase of $292,357.  The increase was primarily due to higher interest expense ($395,063 in 2014 compared to $41,096 in 2013) as a result of debit incurred after the SkyMall Acquisition in May 2013.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $6,669,595 for the six month period ended June 29, 2014 compared to a loss from continuing operations of $4,930,611 for the six month period ended June 30, 2013.

Pro forma Results
The Company’s loss from continuing operations of $6,669,595 for the six month period ended June 29, 2014 was $1,260,751 lower than the pro forma loss from continuing operations of $7,930,346 for the six month period ended June 30, 2013.  This decrease was primarily due to cost reductions implemented during 2013.

Income (loss) from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013 has been accounted for as discontinued operations.  During the six month period ended June 29, 2014, the Company recorded income totaling $27,620 from this discontinued business compared to a loss from the Nutraceutical Products business of $477,011 during the six month period ended June 30, 2013.

Adjusted EBITDA.
Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was a loss of $4,688,029 for the six month period ended June 29, 2014 compared to a loss of $1,924,139 for the six month period ended June 30, 2013.

Pro forma Results
The Company’s Adjusted EBITDA loss of $4,688,029 for the six month period ended June 29, 2014 compared to a pro forma Adjusted EBITDA loss of $4,196,352 for the six month period ended June 30, 2013.  The $491,677 change was primarily due to lower gross profit during 2014 ($3,412,186) partially offset by lower operating expenses as a result of cost reductions implemented in 2013.

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

After deducting amounts held in escrow to fund potential indemnity claims, the Company received net proceeds totaling $20,800,000 from the SkyMall Ventures Sale on September 9, 2014.  Of this amount, $15,206,391 was used to repay and retire Company’s revolving credit facility with SMXE Lending, LLC and the balance of $5,593,609 is available for general working capital purposes.  Management estimates that the Company’s 2014 monthly required fixed cash operating expenses are approximately $3,150,000. Management believes that its existing cash balance, including the net proceeds from the SkyMall Ventures Sale as well as cash expected to be generated during the remainder of 2014 will be sufficient to cover any potential income tax due on the gain from the SkyMall Ventures Sale and our operating expenses and working capital needs through December 2014.

A risk exists regarding our ability to continue as a going concern beyond December 31, 2014.  See Note 1 to our consolidated financial statements for more information on this risk and management’s plans to enable the Company to continue to operate and begin to report operating profits.  If we are unable to restructure our operations to generate operating profits and positive cash from operations, we will need to seek additional capital through the offering of equity or debt securities or the sale of additional assets and/or business operations, any of which could materially adversely impact our business or materially dilute the interests of our existing shareholders.  We are exploring a number of alternatives to address this need for capital, but there is no assurance that we will be successful in arranging for any necessary additional capital.

Operating activities.  Net cash used in operating activities during the six month period ended June 29, 2014 was $16,099,142 compared to $6,410,551 for the six month period ended June 30, 2013.  Cash used in operating activities during the six month period ended June 29, 2014 consisted primarily of the cash losses from operations (net loss adjusted for non-cash charges) of $4,529,304 and the negative impact of net working capital changes of $11,569,838.  The negative impact of working capital changes is primarily due to the net repayment of customer deposits in 2014 for the sale of gift card inventories.

 Investing activities.  Net cash used in investing activities for the six month period ended June 29, 2014 was $810,037 compared to cash provided by investing activities of $3,879,046 for the six month period ended June 30, 2013.  The cash used in investing activities in 2014 consisted of $759,037 in purchases of property and equipment and internet domain name purchases totaling $51,000.  The net cash provided by investing activities for the six month period ended June 30, 2013 included $4,369,535 acquired in the SkyMall Merger.

 Financing activities.  Net cash provided by financing activities for the six month period ended June 29, 2014 was $402,642 compared to $3,895,000 for the six month period ended June 30, 2013.  Net cash provided by financing activities during 2014 consisted of net borrowing on the Company’s bank and related party lines of credit totaling $1,944,767 partially offset by deferred financing fees paid ($307,125) and repayments on related party notes payable ($1,235,000).

On September 9, 2014, we repaid the $15,206,391 balance outstanding on our related party credit facility.  In connection with this repayment, the credit facility was terminated.  The Company currently does not have any debt outstanding.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

None.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2014.

XHIBIT CORP. (Registrant)
By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer
(Principal Financial and Accounting Officer)