Form 10-Q
period 2014-09-28
Xhibit Corp.
filed 2014-11-17
CIK 1393631

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014
or
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 10, 2014 the Company had 108,232,935 shares of its $0.0001 par value common stock issued and outstanding.

-i-

XHIBIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2014 AND DECEMBER 31, 2013

	September 28,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$2,634,378	$17,404,201
Accounts receivable, net	1,566,910	13,377,447
Inventories	494,632	20,007,110
Prepaid expenses	1,553,264	1,597,387
Total current assets	6,249,184	52,386,145

Property and equipment, net	5,654,859	5,837,806
Intangible assets, net	9,848,087	28,525,745
Deferred financing fees, net	-	225,872
Other assets	437,408	437,408

Total assets	$22,189,538	$87,412,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,585,258	$26,007,807
Accrued expenses	1,104,156	2,179,307
Accrued payroll and related expenses	626,370	1,267,760
Accrued restructuring costs	39,587	148,939
Customer deposits	-	37,481,524
Notes payable, related parties	-	1,235,000
Deferred revenue	134	171,428
Total current liabilities	14,355,505	68,491,765

Non-current liabilities:
Revolving bank line of credit	-	3,669,095
Related party debt	-	5,000,000
Accrued restructuring costs, non-current portion	-	36,986
Total liabilities	14,355,505	77,197,846

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, 80,000,000 shares authorized, $0.0001 par value, none issued or outstanding	-	-
Common stock, 480,000,000 shares authorized, $0.0001 par value, 108,232,935 and 107,839,234 shares issued and outstanding at September 28, 2014 and December 31, 2013, respectively	10,823	10,784
Additional paid-in-capital	186,077,988	185,345,544
Accumulated deficit	(178,254,778)	(175,141,198)
Total stockholders' equity	7,834,033	10,215,130

Total liabilities and stockholders' equity	$22,189,538	$87,412,976

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 30, 2013
(Unaudited)

	Three Months Ended September 28, 2014	Three Months Ended September 30, 2013
Revenues:
Internet marketing services	$13,826	$2,084,876
Net merchandise sales	2,741,557	2,714,386
Placement fees	1,340,840	2,421,117
Gift card and other sales	1,175,890	1,287,741
Total net revenues	5,272,113	8,508,120
Cost of revenues	2,323,150	3,055,733

Gross profit	2,948,963	5,452,387
Operating expenses:
Catalog	1,620,476	1,122,536
Sales and marketing	3,431,710	3,998,290
Customer service and fulfillment	368,770	336,081
General and administrative	2,279,978	3,907,092
Development	-	482,299
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	-	27,037,500
Impairment charge	11,980,100	2,287,300
Restructuring charge	-	876,924
Total operating expenses	19,681,034	40,048,022

Loss from operations	(16,732,071)	(34,595,635)
Non-operating income (expenses):
Interest expense	(288,633)	(55,412)
Other	-	(12,283)

Income (loss) before income taxes	(17,020,704)	(34,663,330)
Income taxes	-	(13,556)

Income (loss) from continuing operations	(17,020,704)	(34,676,886)
Income from discontinued operations, net of income taxes	1,008,650	577,118
Gain on sale of SkyMall Ventures	19,540,450	-

Net income (loss)	$3,528,396	$(34,099,768)

Net income (loss) per common share (basic and diluted):
Income (loss) from continuing operations	$(0.16)	$(0.32)
Income from discontinued operations	0.19	0.01

Net income (loss)	$0.03	$(0.31)

Weighted-average shares used to calculate net income (loss) per common share:
Basic and diluted	108,232,935	109,960,598

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 30, 2013
(Unaudited)

	Nine Months Ended September 28, 2014	Nine Months Ended September 30, 2013
Revenues:
Internet marketing services	$1,557,647	$5,168,138
Net merchandise sales	7,421,143	3,942,188
Placement fees	5,007,791	3,956,562
Gift card and other sales	3,377,874	1,999,601
Total net revenues	17,364,455	15,066,489
Cost of revenues	6,626,459	5,173,317

Gross profit	10,737,996	9,893,172
Operating expenses:
Catalog	3,829,615	1,726,497
Sales and marketing	10,525,418	7,426,603
Customer service and fulfillment	1,035,683	492,725
General and administrative	8,371,419	8,780,198
Development	212,429	1,127,780
Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders	-	27,037,500
Impairment charge	11,980,100	2,287,300
Restructuring charge	-	876,924
Total operating expenses	35,954,664	49,755,527

Loss from operations	(25,216,668)	(39,862,355)
Non-operating income (expenses):
Interest expense	(683,696)	(108,838)
Loss on debt conversion	-	(66,431)
Other	(40)	4,828

Loss before income taxes	(25,900,404)	(40,032,796)
Income taxes	-	(20,330)

Loss from continuing operations	(25,900,404)	(40,053,126)
Income from discontinued operations, net of income taxes	3,246,374	545,736
Gain on sale of SkyMall Ventures	19,540,450	-

Net loss	$(3,113,580)	$(39,507,390)

Net loss per common share (basic and diluted):
Loss from continuing operations	$(0.24)	$(0.44)
Income from discontinued operations	0.21	-

Net loss	$(0.03)	$(0.44)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	108,188,229	90,480,880

See notes to condensed consolidated financial statements.

XHIBIT CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 30, 2013

	Nine Months Ended September 28, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,113,580)	$(39,507,390)
Income from discontinued operations	3,246,374	545,736
Gain on sale of SkyMall Ventures	19,540,450	-
Loss from continuing operations	(25,900,404)	(40,053,126)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Bad debt expense	360,502	813,038
Depreciation and amortization	1,348,634	1,430,171
Non-cash stock-based compensation	232,483	2,627,758
Non-cash stock-based compensation resulting from the sale of stock between affiliate shareholders	-	27,037,500
Impairment charge	11,980,100	2,287,300
Restructuring charge	-	876,924
Tenant improvement allowance	-	(92,402)
Loss on debt conversion	-	66,431
Non-cash interest expense for amortization of deferred financing costs	532,997	12,283
Changes in operating assets and liabilities:
Accounts receivable	3,052,649	(448,841)
Inventories	(273,504)	(980,667)
Prepaid expenses	(625,825)	(146,392)
Other assets	-	(183,634)
Accounts payable	(2,866,445)	(1,886,062)
Accrued expenses	6,897	32,336
Accrued payroll and related expenses	(421,252)	(213,203)
Accrued restructuring costs	(146,338)	-
Deferred revenue	(105,300)	-
Deferred rent liability	-	33,437
Net cash used in operating activities - Continuing operations	(12,824,806)	(8,787,149)
Net cash provided by (used in) operating activities - Discontinued operations	(12,161,840)	2,179,589
Net cash used in operating activities	(24,986,646)	(6,607,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in SkyMall Merger	-	4,369,535
Purchases of property & equipment	(623,807)	(1,030,897)
Purchases of intangible assets	(51,000)	-
Net cash provided by (used in) investing activities - Continuing operations	(674,807)	3,338,638
Net cash provided by (used in) investing activities - Discontinued operations	20,602,850	(52,413)
Net cash provided by investing activities	19,928,043	3,286,225

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving bank line of credit	15,357,400	2,900,000
Payments on revolving bank line of credit	(19,026,495)	-
Borrowings on related party debt	22,519,019	5,000,000
Payments on related party debt	(27,019,019)	-
Deferred financing fees paid	(307,125)	(294,797)
Proceeds from notes payable, related parties	-	1,035,000
Payment on notes payable, related parties	(1,235,000)	(50,000)
Net cash provided by (used in) financing activities	(9,711,220)	8,590,203

Net change in cash	(14,769,823)	5,268,868
Cash at beginning of period	17,404,201	363,172

Cash at end of period	$2,634,378	$5,632,040

See notes to condensed consolidated financial statements.

XHIBIT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 30, 2013

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

On July 31, 2013, Chris Richarde resigned from his positions as President and Chairman of the Company and from all positions held in the Company’s subsidiaries.  On August 6, 2013, the Company, and certain of its subsidiaries, entered into a Mutual Release Agreement (the "Release Agreement") with Mr. Richarde.  As a condition of the Release Agreement, Mr. Richarde sold 5,000,000 of his shares to a shareholder of the Company, 15,000,000 shares to X Shares, LLC (“X Shares”), an entity controlled by Jahm Najafi who was a member of the Company’s Board of Directors and is the Company’s majority shareholder through beneficial ownership, and canceled 4,440,064 of his shares (Note 15).  Upon completion of the sales and cancellation of the shares at closing, Mr. Richarde retained 20,000,000 shares of the Company’s common stock.

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

Between June 2013 and June 2014, the Company terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 the Company sold SkyMall Ventures, its loyalty business unit (Note 16).  Since September 9, 2014, all of our revenue has come from the SkyMall commerce business, which generated revenue of $15,806,808 for the nine month period ended September 28, 2014 and $32,808,115 in 2013 on a full year basis.

Until September 9, 2014, SkyMall operated a loyalty business as a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.  SkyMall’s loyalty business, operated through SkyMall Ventures, provided turnkey strategy, creative and fulfillment solutions for customer programs operated by internationally-recognized brands.  During 2014 to date, most of the Company's consolidated revenues were generated by the SkyMall Companies.

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

In connection with the sale, SkyMall LLC also entered into a Transition Services Agreement with Connexions, pursuant to which SkyMall LLC agreed to provide a broad range of services to SkyMall Ventures in support of its operations, including gift card fulfillment, contact center support, telecommunications, information technology, marketing and catalog creation, facilities and accounting and finance.  The term of the Transition Services Agreement is 18 months but it may be terminated earlier at Connexions’ option.  Under the agreement, Connexions pays a fee equal to SkyMall LLC's cost of providing the services, which is initially approximately $350,000 per month.

Going Concern and Management’s Plans
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The Company has incurred a loss from operations for the nine month period ended September 28, 2014 and the year ended December 31, 2013 of $25,216,668 and $172,201,965, respectively.  Additionally, the Company has a working capital deficit of $8,106,321 at September 28, 2014.  As a result of these factors, a risk exists regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to generate operating profits. The highlights of that plan are:

•	Sale of SkyMall’s loyalty business unit in September 2014 (Note 16),
•	repayment and retirement of the Company’s related party revolving credit facility in September 2014 (Note 9),
•	sale and/or monetization of other assets or business units,
•	elimination of unprofitable business units and product offerings,
•	seeking new and additional sales opportunities,
•	improving product gross margins through product sourcing efficiencies, and
•	finding new funding sources.

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

In February 2014, the Company changed its fiscal year end to the 52 or 53 week year that ends on the Sunday closest to December 31.  For 2014, the Company’s fiscal third quarter ended on September 28, 2014 and its fiscal year will end on December 28, 2014.

Discontinued Operations and Reclassifications
The financial statements separately report discontinued operations and the results of continuing operations (Note 16).  The statement of operations for the three month period ended September 30, 2013 has been reclassified to present the operations of the Company’s Nutraceutical Products reporting segment as discontinued operations.  The statement of operations for the three and nine month periods ended September 30, 2013 have been reclassified to reflect the operations of SkyMall Ventures as discontinued operations.  Disclosures included herein pertain to the Company’s continuing operations unless noted otherwise.

Shipping and handling costs
Amounts billed to customers related to shipping and handling costs totaled $775,302 and $804,939 for the three month periods ended September 28, 2014 and September 30, 2013, respectively, and $2,150,239 and $1,282,871 for the nine month periods ended September 28, 2014 and September 30, 2013, respectively.  These amounts are recorded as other revenues.  Shipping and handling costs incurred by the Company are classified as cost of goods sold in the consolidated statements of operations.

Advertising
The Company expenses advertising costs when such costs are incurred.  Advertising expenses were $44,239 and $97,489 during the three month periods ended September 28, 2014 and September 30, 2013, respectively, and $254,855 and $192,674 during the nine month periods ended September 28, 2014 and September 30, 2013, respectively.

Net Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  During the three and nine month periods ended September 28, 2014 and September 30, 2013, potentially dilutive securities were not considered in the calculation of dilutive loss per share as their impact would have been anti-dilutive.  Accordingly, basic and diluted net loss per share were identical for the three and nine month periods ended September 28, 2014 and September 30, 2013.  Stock options and restricted stock awards outstanding as of September 28, 2014 totaling 55,000 and 883,955, respectively, were not included in the computation of diluted loss per share because they were anti-dilutive.

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

NOTE 3 – BUSINESS COMBINATION

On May 16, 2013, the Company completed the SkyMall Merger.  The Company issued 44,440,000 shares of its common stock in exchange for 100% of the outstanding shares of common stock of SHC Parent Corp.  The Company valued the 44,440,000 shares issued in the SkyMall Merger at fair value determined in accordance with the relevant accounting standards by reference to the then trading price of the Xhibit common shares.  With the assumption of liabilities, the total purchase price for the assets was $200,954,670 as of May 16, 2013.  As required by the terms of the acquisition, Mr. Richarde resigned as Chief Executive Officer and was replaced by Kevin Weiss who was later also appointed Chairman of the Xhibit Board of Directors.

In connection with the acquisition of SkyMall, the Company recorded non-cash stock based compensation for the private sale of Xhibit common stock between Mr. Richarde and Mr. Najafi, who are both majority stockholders of the Company (Note 15).

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of September 28, 2014 and December 31, 2013:

	September 28, 2014	December 31, 2013
Trade receivables	$5,326,303	$17,501,367
Merchant bank and other receivables	11,062	175,199
Placement fees billed in advance of distribution	(2,898,369)	(2,528,911)
Allowance for doubtful accounts	(872,086)	(1,770,208)
	$1,566,910	$13,377,447

NOTE 5 - INVENTORIES

Inventories consist of the following as of September 28, 2014 and December 31, 2013:

	September 28, 2014	December 31, 2013
Merchandise	$124,349	$-
Gift cards	-	18,417,078
Gift cards in transit	-	1,359,875
Paper and other	370,283	230,157
	$494,632	$20,007,110

Gift cards in transit consist of gift cards which have been paid for but have not yet been received by the Company.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 28, 2014 and December 31, 2013:

	September 28, 2014	December 31, 2013
Computers, office equipment and software	$2,224,645	$2,223,196
Furniture, fixtures and other	188,477	188,478
Buildings and improvements	3,971,878	3,971,878
	6,385,000	6,383,552
Less accumulated depreciation	(1,332,362)	(662,425)
Construction in progress	602,221	116,679
	$5,654,859	$5,837,806

Depreciation expense was $232,590 and $294,052 for the three month periods ended September 28, 2014 and September 30, 2013, respectively, and $690,076 and $505,386 for the nine month periods ended September 28, 2014 and September 30, 2013, respectively.

During September 2013, the Company relocated its corporate office.  As part of this office relocation, leasehold improvements totaling $1,426,219 and related accumulated amortization totaling $256,864 were written off (Note 11).

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following as of September 28, 2014 and December 31, 2013:

	Life	September 28, 2014	December 31, 2013
Amortizing intangible assets:
Merchant relationships	4 years	$3,396,258	$3,396,258
Loyalty partner relationships	8 years	-	7,193,871
Non-compete agreements	2 years	-	53,656
Internally developed software	4 years	550,000	550,000
Customer database	3 years	220,000	220,000
		4,166,258	11,413,785
Less accumulated amortization		(1,379,171)	(1,878,140)
		2,787,087	9,535,645
SkyMall tradename		7,010,000	7,010,000
Domain names		51,000	-
Goodwill		-	11,980,100
		$9,848,087	$28,525,745

On September 24, 2012, the Company acquired certain intellectual property it intended to incorporate into its TwitYap social network product line (Note 1).  The agreements contained various covenants by the sellers, including certain seller non-compete agreements.  As consideration for the intellectual property and non-compete agreements, the Company issued 727,050 of its common shares to the sellers.  The shares were valued at the market price of $4.00 per share on the date of the transaction, for a total value of $2,908,200.  The Company allocated the purchase price as follows: $1,666,399 for technology and $1,241,801 for non-compete agreements.

Amortization expense was $227,853 and $466,683 for the three month periods ended September 28, 2014 and September 30, 2013, respectively, and $658,558 and $924,785 for the nine month periods ended September 28, 2014 and September 30, 2013, respectively.  Future expected amortization expense for each of the five succeeding calendar years and thereafter is:

2014	$219,520
2015	878,078
2016	878,078
2017	811,411
$2,787,087

During September 2013, the Company elected to terminate all further TwitYap development work.  Based on the uncertainty around its social media applications, the Company determined that the fair value of its TwitYap technology and non-compete agreement intangible assets was less than the carrying value and accordingly, an impairment charge totaling $2,287,300 ($1,666,399 for a technology asset and $620,901 for non-compete agreements) was recorded in September 2013.

In light of the SkyMall Ventures Sale, an impairment review was undertaken of goodwill as of September 28, 2014.  The Company determined that the following conditions surrounding the fair value of the SkyMall reporting unit raised concerns that the fair value of the SkyMall reporting unit goodwill could be less than the carrying value:

•	SkyMall Ventures revenues, which will not be continuing after September 9, 2014, represented 66% of the Company’s consolidated revenues for the eight month period ended August 31, 2014.

•	The Company recorded a loss from operations of $25,286,526 during the nine month period ended September 28, 2014.

•
From December 31, 2013 to September 28, 2014, the Xhibit market share price had decreased by 64% (from $1.50 to $0.54 per share), despite significant increases in all major market indexes during this same period.

Based on the factors noted above, the Company believed a goodwill impairment test was required.  The Company elected to perform the impairment test internally using an income (i.e., discounted cash flow) analysis.  Based on the results of the impairment analysis, the Company determined that the goodwill recorded in the SkyMall reporting unit was fully impaired.  Accordingly, the Company recorded an $11,980,100 goodwill impairment charge as of September 28, 2014.

NOTE 8 – REVOLVING BANK LINE OF CREDIT

On May 10, 2013, the SkyMall Companies entered into a $7,650,000 revolving line of credit note with JPMorgan Chase Bank, N.A. (the “Bank Line”) that refinanced an existing line of credit.  Effective December 31, 2013, the Bank Line was amended.  Based on the amendment terms, the Bank Line would have expired on September 30, 2015 and interest on outstanding borrowings was payable monthly at a rate of LIBOR plus 0.5%.  The Bank Line was fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies, pursuant to Continuing Guarantees and Continuing Security Agreements of Xhibit and each of its subsidiaries.  In addition to the guaranties provided by the Company, the Credit Facility was also guaranteed by an affiliate company controlled by a then member of the Company's Board of Directors who was also a majority shareholder through beneficial ownership.  On April 29, 2014, the Bank Line was repaid and the facility was terminated (Note 9).  At December 31, 2013, there was $3,669,095 outstanding under the Bank Line.

NOTE 9 – RELATED PARTY DEBT

On September 18, 2013, the Company borrowed $5,000,000 from an entity controlled by a member of the Company’s Board of Directors who was then the majority shareholder of the Company through beneficial ownership (the “Related Party Debt”).  Effective December 31, 2013, the Related Party Debt was amended.  Based on the amendment terms, the Related Party Debt would have matured on September 18, 2015 and interest was payable monthly at a rate of LIBOR plus 4.5%.  The Company paid a discount totaling $96,975 to the lender related to refinancing, which was being amortized over the debt term.  The Related Party Debt was junior to the Bank Line but was fully guaranteed by, and secured by all of the assets of, Xhibit and its subsidiaries, including the SkyMall Companies.  At December 31, 2013, there was $5,000,000 outstanding under the Related Party Debt.

On January 31, 2014, the Company repaid $500,000 of principal on the Related Party Debt through issuance of 393,701 shares of Xhibit common stock (Note 12).  In connection with this repayment, the borrowing capacity was permanently reduced to $4,500,000.  The Company recorded non-cash stock-based compensation of $51,181 on this stock issuance (Note 14).

On April 29, 2014, the Related Party Debt was further amended.  Among other changes, the amendment: 1) changed the term debt to a revolving credit facility; 2) increased the facility limit from $4,500,000 to $17,150,000; 3) reduced the interest rate from LIBOR plus 4.5 percentage points to LIBOR plus 0.5 percentage point per annum and 4) accelerated the maturity date to January 15, 2015 from the prior maturity date of September 18, 2015.  The covenants under the amended Related Party Debt, which were more restrictive than those previously included, provided additional security such as liens on gift card inventory, more stringent notice requirements, bank account control agreements, daily cash sweeps, and a prohibition on all equity capital raises, among other covenants set forth therein.  The funds drawn on the Related Party Debt were applied to repay and retire the Bank Line (Note 8), which payment amount was $5,153,826, and to provide for working capital.  Immediately after the closing of the Related Party Debt amendment, and retirement of Bank Line, the Company borrowed $4,493,324 under the Related Party Debt, which represented an increase of $2,000,000 above the aggregate face amount of the previous outstanding balances on the Bank Line and Related Party Debt facility.

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

In April 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $585,000 to nine of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount.  On March 31, 2014, the Company repaid all principal and interest outstanding on the notes.

In May 2013, the Company issued unsecured promissory notes in the aggregate principal amount of $350,000 to two of its shareholders.  The notes bear interest at a fixed amount equal to 10% of the principal amount and are due and payable on May 31, 2014.  On May 30, 2014, the Company repaid all principal and interest outstanding on the notes.

At December 31, 2013, there was $1,235,000 outstanding under notes payable to related parties and as of May 31, 2014, all principal and interest due on the notes payable to related parties had been repaid.

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

In August 2012, the Company entered into a lease agreement with ABC Internet Media (“ABC”), which is owned by the Chief Technology Officer of the Bosnian Sub., to lease approximately 4,900 square feet of office space in Banja Luka, Bosnia and Herzegovina (Note 18).  The lease requires monthly payments of 13,500 Bosnian Marks; however it is paid in United States dollars, and can fluctuate month to month depending on the exchange rate.  This lease was terminated in May 2014 in conjunction with the shutdown of the Bosnian Sub.

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

Future minimum payments, not including the lease extension discussed above, net of receipts due under related subleases are as follows:

	Rental Payments	Sublease Receipts	Net Rental Payments
2014	$138,360	$93,913	$44,447
2015	560,751	394,099	166,652
2016	475,250	413,721	61,529
2017	496,854	445,343	51,511
2018	528,476	476,965	51,511
Thereafter	875,686	-	875,686
	$3,075,377	$1,824,041	$1,251,336

Rental expense was $226,049 and $176,130 for the three month periods ended September 28, 2014 and September 30, 2013, respectively, and $404,824 and $425,246 for the nine month periods ended September 28, 2014 and September 30, 2013, respectively.

Litigation and Regulatory Action
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

On October 21, 2014, the Company was informed that the Division of Enforcement of the Securities and Exchange Commission (“SEC”) has opened an investigation into matters relating to its May 2013 merger with SHC Parent Corp., the parent corporation of the SkyMall businesses.  Previously, as a result of comments from the SEC Division of Corporation Finance on the Company’s periodic reports, the Company revised the manner in which it accounted for the merger transaction, resulting in the restatement of its financial statements for the quarterly periods ending June 30, 2013 and September 30, 2013.  The Company intends to fully cooperate with the SEC in this matter.  Management cannot at this time predict the eventual scope or outcome of this investigation.

Sales Tax
The Company collects and remits sales and use taxes in most states for both its in-flight and loyalty businesses.  In the ordinary course of business, the Company is subject to audit by state and local tax authorities.  At any given time, the Company typically has more than one ongoing audit.  The Company records a contingency accrual for potential exposure related to sales tax audits.  Sales tax contingency accruals included in accrued expenses in the consolidated balance sheet total $12,569 and $338,591 at September 28, 2014 and December 31, 2013, respectively.

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

  The activity in the accrued restructuring balance, which is included in accrued restructuring costs in the accompanying consolidated balance sheet for the nine month period ended September 28, 2014, was as follows:

	Liability as of December 31, 2013	Cash Payments	Non-Cash Expenses	Liability as of September 28, 2014
Workforce reduction	$44,963	$(39,263)	$(5,700)	$-
Lease cease-use	140,962	(96,070)	(5,305)	39,587
	185,925	$(135,333)	$(11,005)	39,587
Less non-current portion	36,986			-
Current portion	$148,939			$39,587

NOTE 14 – NON-CASH STOCK-BASED COMPENSATION

For the three and nine month periods ended September 28, 2014 and September 30, 2013, the Company recorded non-cash stock-based compensation as follows:

	Stock Option Plan	Restricted Stock Plan	Other Stock-Based Compensation	Total
Three month period ended September 28, 2014:
Sales and marketing expenses	$2,706	$9,170	$-	$11,876
General and administrative expenses	9,630	7,135	-	16,765
Development expenses	(16,963)	(16,708)	-	(33,671)
	$(4,627)	$(403)	$-	$(5,030)

Three month period ended September 30, 2013:
Sales and marketing expenses	$282,925	$-	$-	$282,925
General and administrative expenses	67,680	-	-	67,680
Development expenses	270,556	-	-	270,556
	$621,161	$-	$-	$621,161

Nine month period ended September 28, 2014:
Sales and marketing expenses	$(18,965)	$95,095	$-	$76,130
General and administrative expenses	73,028	151,254	51,181	275,463
Development expenses	(111,657)	(7,453)	-	(119,110)
	$(57,594)	$238,896	$51,181	$232,483

Nine month period ended September 30, 2013:
Sales and marketing expenses	$555,420	$-	$-	$555,420
General and administrative expenses	94,500	-	1,600,000	1,694,500
Development expenses	377,838	-	-	377,838
	$1,027,758	$-	$1,600,000	$2,627,758

 The credits to expense under the stock option and restricted stock plans reflect the reversal of prior period compensation expenses for non-vested options which were forfeited during 2014.

Stock Option Plan
In August 2012, the Company’s Board of Directors adopted the Xhibit Corp. 2012 Stock Option Plan (the “Option Plan”).  Under the Option Plan, the Company may issue up to an aggregate total of 13,000,000 incentive or non-qualified options to purchase the Company’s common stock.  In May 2013, the Company’s Board of Directors authorized the grant of up to 1,900,000 non-qualified stock options to certain of its employees and contractors to purchase common shares under the Option Plan.  A total of 1,895,000 options were granted with an exercise price of $4.02, which was equal to the closing price of the common stock on the OTCBB on the grant date, and a contractual term of ten years.  The options vest and become exercisable ratably over a two year period with 50% of the options vesting on each anniversary of the grant date.  At September 28, 2014, there were 12,945,000 options available for future grants under the Option Plan.

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

Stock option plan award activity during the nine month period ended September 28, 2014 was as follows:

	Number of Options	Average Exercise Price
Stock options outstanding at December 31, 2013	842,500	$4.02
Granted	-
Exercised	-
Forfeited	(787,500)	$4.02
Stock options outstanding at September 28, 2014	55,000	$4.02

At September 28, 2014, 27,500 employee stock options were exercisable.  No employee stock options were exercisable at December 31, 2013.  As of September 28, 2014, the Company estimates that 54,175 of the stock options outstanding will ultimately vest.  The stock options had no aggregate intrinsic value at September 28, 2014 since the September 28, 2014 closing price for the Company’s stock was lower than the exercise price.

Restricted Stock Plan
In September 2013, the Company’s Board of Directors adopted the Xhibit Corp. 2013 Restricted Stock Plan (the “RS Plan”).  Under the RS Plan, the Company may issue up to an aggregate total of 10,000,000 shares of the Company’s common stock.  At September 28, 2014, there were 9,116,045 shares available for future grants under the RS Plan.

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

Restricted stock plan award activity during the nine month period ended September 28, 2014 was as follows:

	Number of Shares	Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	1,521,753	$1.98
Granted	144,584	$1.24
Exercised	-
Forfeited	(782,382)	1.88
Restricted shares outstanding at September 28, 2014	883,955	1.95

As of September 28, 2014, the Company estimates that 716,004 of the restricted stock awards outstanding will ultimately vest.

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

NOTE 16 – DISCONTINUED OPERATIONS

As a result of the SkyMall Ventures Sale, the Company will not generate any revenues or operating profits from its loyalty business unit after September 9, 2014. Accordingly, the SkyMall Ventures business has been accounted for as discontinued operations. The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, has also been accounted for as discontinued operations.

The operating results of SkyMall Ventures and the Company’s Nutraceutical Products business for the three and nine month periods ended September 28, 2014 and September 30, 2013 are summarized below:

	Three Months Ended September 28, 2014	Three Months Ended September 30, 2013
Revenues:
SkyMall Ventures	$8,608,509	$11,625,353
Nutraceutical business	-	233,200
Total	$8,608,509	$11,858,553

Income (loss) before income taxes:
SkyMall Ventures	$1,009,734	$553,255
Nutraceutical business	(1,084)	23,863
Total	1,008,650	577,118
Income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$1,008,650	$577,118

	Nine Months Ended September 28, 2014	Nine Months Ended September 30, 2013
Revenues:
SkyMall Ventures	$31,209,867	$17,742,844
Nutraceutical business	-	7,094,136
Total	$31,209,867	$24,836,980

Income (loss) before income taxes:
SkyMall Ventures	$3,219,549	$998,884
Nutraceutical business	26,825	(453,148)
Total	3,246,374	545,736
Income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$3,246,374	$545,736

In connection with the SkyMall Ventures Sale (Note 1), the Company recorded a $19,540,450 gain on the sale of SkyMall Ventures in September 2014.

Purchase price	$24,000,000
Less working capital holdback	(1,400,000)
Less indemnity escrow holdback	(1,800,875)
Cash received from Connexions at closing	20,799,125
Estimated proceeds from working capital adjustment	350,000
Estimated proceeds from indemnity holdback	1,500,000
Net assets of SkyMall Ventures at closing	(2,675,624)
Estimated closing costs	(433,051)
$19,540,450

Skymall LLC is also entitled to receive a future payment of up to $3,900,000 in cash based on a formula related to the operating profit of Skymall Ventures during the 12 months following the closing.

The net assets of SkyMall Ventures at closing consisted of the following assets and liabilities:

Cash	$4,076,427
Accounts receivable	3,848,792
Inventories	37,455,328
Prepaid expenses	253,985
Property and equipment, net	243,095
Intangible assets, net	5,489,286
Accounts payable	(5,549,360)
Accrued expenses	(452,888)
Accrued payroll and related expenses	(86,609)
Customer deposits	(42,518,306)
Deferred revenue	(84,126)
$2,675,624

NOTE 17 – RETIREMENT PLAN

The SkyMall Companies have a retirement savings 401(k) plan (the “Plan”) covering all the Company’s employees with at least nine months of service.  Participants are eligible to defer the maximum allowable percentage of eligible compensation under the Internal Revenue Code.  The Company made no matching contributions to the Plan during the nine month periods ended September 28, 2014 and September 30, 2013.

NOTE 18 – RELATED PARTY TRANSACTIONS

As of December 31, 2013, interest payable to related parties totaling $70,940 was included in accrued expenses on the consolidated balance sheet.  No interest payable was outstanding to related parties at September 28, 2014.

As of December 31, 2013, net accounts receivable from related parties totaling $14,000 were included in accounts receivable on the consolidated balance sheet.  At September 28, 2014, no accounts receivable from related parties were recorded.

During the nine month period ended September 30, 2013, the Company issued notes payable totaling $1,035,000 to certain of its shareholders (Note 10).  No related party notes payable were issued during the nine month period ended September 28, 2014.

The Company paid ABC, which is owned by the Chief Technology Officer of the Bosnian Sub, lease payments totaling zero and $27,000 for the three month periods ended September 28, 2014 and September 30, 2014, respectively, and $54,000 and $81,000 for the nine month periods ended September 28, 2014 and September 30, 2014, respectively (Note 11).

During the six month period ended June 30, 2013, the Company paid WAT Works, LLC (“WAT Works”), an entity 50% owned by one of the Company’s employees, $108,704 for reimbursement of certain expenses incurred on the Company’s behalf pursuant to a Marketing Services Agreement.  The Marketing Services Agreement was terminated on June 30, 2013 at no cost to the Company and accordingly, no amount was paid to WAT Works for any period after June 30, 2013.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month periods ended September 28, 2014 and September 30, 2013, the Company recorded the following non-cash financing activities:

	Nine Months Ended September 28, 2014	Nine Months Ended September 30, 2013
Common stock issued for related party note conversion	$-	$450,000
Common stock issued for SkyMall Merger	$-	$151,096,000
Common stock cancelation	$-	$444
Common stock issued for conversion of related party debt	$500,000	$-

During the nine month periods ended September 28, 2014 and September 30, 2013, the Company made cash payments for the following amounts:

	Nine Months Ended September 28, 2014	Nine Months Ended September 30, 2013
Interest	$221,339	$96,555
Income taxes	$-	$20,330

NOTE 19 – SEGMENT INFORMATION

Prior to January 1, 2013, the Company operated as a single reporting segment: Internet Marketing.  In January 2013, the Company began operating a second reporting segment: Nutraceutical Products.  Effective with the SkyMall Merger on May 16, 2013, the Company began operating a third reporting segment: SkyMall.  In October 2013, the Company shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying condensed consolidated financial statements so the Nutraceutical Products reporting segment is no longer shown as a reporting segment during 2013.  Subsequent to October 2013, the Company operates two reporting segments: SkyMall and Internet Marketing.  In conjunction with the SkyMall Ventures Sale on September 9, 2014, the SkyMall reporting segment only includes the Commerce business.  Each segment is managed separately and provides different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments. As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by reporting segment for the three month periods ended September 28, 2014 and September 30, 2013:

	Three Month Period Ended September 28, 2014
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$13,825	$5,258,288	$-	$5,272,113
Cost of revenues	10,227	2,312,923	-	2,323,150
Gross profit	3,598	2,945,365	-	2,948,963
Operating expenses	85,794	18,662,251	932,989	19,681,034
Segment operating income (loss)	(82,196)	(15,716,886)	(932,989)	(16,732,071)
Non-operating income (expenses)	-	-	(288,633)	(288,633)
Income taxes	-	-	-	-
Income (loss) from continuing operations	$(82,196)	$(15,716,886)	$(1,221,622)	$(17,020,704)

Depreciation and amortization	$14,143	$450,466	$-	$464,609

Purchases of property and equipment	$-	$61,427	$-	$61,427

Gross assets at September 28, 2014	$-	$22,189,538	$-	$22,189,538

	Three Month Period Ended September 30, 2013
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$2,084,876	$6,423,244	$-	$8,508,120
Cost of revenues	970,102	2,085,631	-	3,055,733
Gross profit	1,114,774	4,337,613	-	5,452,387
Operating expenses	1,753,919	7,091,906	31,202,197	40,048,022
Segment operating income (loss)	(639,145)	(2,754,293)	(31,202,197)	(34,595,635)
Non-operating income (expenses)	(2,882)	(40,761)	(24,052)	(67,695)
Income taxes			(13,556)	(13,556)
Income (loss) from continuing operations	$(642,027)	$(2,795,054)	$(31,239,805)	$(34,676,886)

Depreciation and amortization	$231,398	$529,337	$-	$760,735

Purchases of property and equipment	$-	$540,408	$-	$540,408

Gross assets at September 30, 2013	$6,294,520	$187,756,797	$-	$194,051,317

The following table presents information by reporting segment for the nine month periods ended September 28, 2014 and September 30, 2013:

	Nine Month Period Ended September 28, 2014
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,557,647	$15,806,808	$-	$17,364,455
Cost of revenues	310,443	6,316,016	-	6,626,459
Gross profit	1,247,204	9,490,792	-	10,737,996
Operating expenses	1,155,971	33,425,584	1,373,109	35,954,664
Segment operating income (loss)	91,233	(23,934,792)	(1,373,109)	(25,216,668)
Non-operating income (expenses)	-	(40)	(683,696)	(683,736)
Income taxes	-	-	-	-
Income (loss) from continuing operations	$91,233	$(23,934,832)	$(2,056,805)	$(25,900,404)

Depreciation and amortization	$47,490	$1,301,144	$-	$1,348,634

Purchases of property and equipment	$-	623,807	$-	$623,807

	Nine Month Period Ended September 30, 2013
	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$5,168,138	$9,898,351	$-	$15,066,489
Cost of revenues	2,077,428	3,095,889	-	5,173,317
Gross profit	3,090,710	6,802,462	-	9,893,172
Operating expenses	3,706,109	11,932,694	34,116,724	49,755,527
Segment operating income (loss)	(615,399)	(5,130,232)	(34,116,724)	(39,862,355)
Non-operating income (expenses)	(5,511)	(56,130)	(108,800)	(170,441)
Income taxes	-	-	(20,330)	(20,330)
Income (loss) from continuing operations	$(620,910)	$(5,186,362)	$(34,245,854)	$(40,053,126)

Depreciation and amortization	$692,974	$737,197	$-	$1,430,171

Purchases of property and equipment	$24,576	$850,655	$155,666	$1,030,897

NOTE 21 – SUBSEQUENT EVENTS

On October 29, 2014, the Company granted 150,000 shares of restricted stock to two of its Board of Directors members under the RS Plan, which grants were previously approved in November 2013.  These restricted shares vest on the second anniversary of each individual joining the Company’s Board of Directors, provided they are each still a member of the Company’s Board of Directors on that date (75,000 shares vest on March 25, 2015 and 75,000 shares vest on April 18, 2014).

On October 29, 2014, the Company granted 2,466,957 shares of restricted stock to certain of its employees under the RS Plan.  These restricted shares vest on September 1, 2017 provided the employees are still employed by Xhibit on that date.

On October 29, 2014, Mr. Najafi resigned from his position as a director of the Company.

On November 13, 2014, Kevin Weiss resigned from his position as Chairman and Chief Executive Officer of the Company.  Effective November 16, 2014, Scott Wiley, currently the Company's Chief Financial Officer, was appointed as Acting Chief Executive Officer of the Company.

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

EXPLANATORY NOTES

Unless otherwise indicated or the context otherwise requires, all references below in this report on Form 10-Q to "we," "us," “our” and the "Company" are to Xhibit Corp., a Nevada corporation, and all its subsidiaries, including the SkyMall Companies.  All references to “Xhibit” are to Xhibit Corp. and all of its subsidiaries other than the SkyMall Companies.  All references to “SkyMall” are to the SkyMall Companies.

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

Until September 9, 2014, SkyMall operated a loyalty business as a provider of merchandise, gift cards and experiential rewards reaching millions of loyalty program members in various corporate and other loyalty programs throughout the United States.  SkyMall’s loyalty business, which was operated through SkyMall Ventures, provided turnkey fulfillment solutions for customer programs operated by internationally-recognized brands.

Through June 2014 when we suspended the operations, Xhibit operated an online lead generation and advertising business providing targeted and measurable online advertising campaigns and programs for a broad base of advertisers and advertising agency customers.

Between June 2013 and June 2014, we terminated or suspended all of the legacy Xhibit business operations and on September 9, 2014 we sold our loyalty business unit, SkyMall Ventures.  Since September 9, 2014, all of our revenue has been generated by the SkyMall commerce business, which generated revenue of approximately $15.8 million for the nine month period ended September 28, 2014 and $32.8 million in 2013 on a full year basis.

STRATEGY UPDATE

In September, we completed the sale of our loyalty business, SkyMall Ventures, LLC, to Connexions Loyalty, Inc.  While we had been successful in adding new partners in our loyalty division in 2014, the transaction allowed us to retire the $17.1 million of debt that was due in January 2015, and positions us to focus exclusively on our SkyMall commerce business at the conclusion of the transition services agreement with Connexions Loyalty.

The SkyMall business consists of the SkyMall in-flight catalog and SkyMall.com.  The key to any commerce business is having the right products to meet the needs of customers.  In the past, this iconic brand had been known for having the “coolest stuff on the planet.”  However, in recent years, our model had shifted to a higher and higher percentage of advertising revenue.  We made the determination at the end of 2013 that the print advertising model was not sustainable, and we began the shift to a pure retail model. We are re-focusing our attention to finding and selling the “coolest stuff on the planet.”

At the heart of this transformation is finding the right products.  We have been rebuilding our buying organization in 2014.  We have been successful in attracting people with experience at Hammacher Schlemmer, The Sharper Image, and Groupon to name a few.  We have moved from a generalist model to assigning category specific focus for each buyer.  Over 50% of our buying team is new in 2014.

Our buyers have been shifting the financial arrangements with many of our merchandise suppliers away from an advertising model, where partners pay for space in the catalog or online, to a margin share with a co-op fee for inclusion in print. In 2013, these advertising-only fees made up over 30% of our SkyMall commerce revenue.  In 2015, we anticipate that they will represent less than 3% of our SkyMall commerce revenue.  This change allows us to increase margin on every product we sell.  It also allows us to be more selective of the merchandise we offer and to better protect the SkyMall brand.

This year we have focused on increasing the margin that we retain for merchandising and selling products.  While we believe that there is more work to be done, we have been able to improve our overall margin percentage by over 850 basis points in the first three quarters of this year.  We believe through better product sourcing and improved marketing, we will be able to further improve margins next year.

In 2014, for some merchandise, we have purchased inventory that is warehoused in our Phoenix facility or with third-party fulfillment houses.  This allows us to further increase margins on the products that we believe have the greatest consumer appeal and sell-through.  While revenue from these products is relatively modest in 2014 (approximately 3% of SkyMall commerce revenue), we anticipate growing sales from purchased inventory to nearly 20% of total revenue in 2015.

We have reformatted our in-flight catalog to provide a more consistent and convenient shopping experience for our customers.  Previously, page layouts were prepared by each merchandise supplier, creating an inconsistent look and feel and little product categorization.  Today, all page layouts are prepared in house and products are grouped by category.  In fact, our 4th quarter catalog is the first catalog in our history to be designed and developed exclusively in-house.  The informal feedback has been very positive from the airlines, our customers and many of our product partners.

We have developed partnerships with well-branded merchandise suppliers including award-winning, celebrity interior designer, Jennifer Adams and Top Chef Master, author, and educator, Rick Moonen.  Their merchandise is being featured in the SkyMall catalog and online, as well as being promoted by them in various marketing channels.

We are expanding our efforts in marketing, but more work needs to be done.  In March, we launched SkyMall Rewards.  This program allows members to earn points when shopping, connecting, or sharing.  Points can be converted to cash discounts at SkyMall.com.  Through October, over 35,000 customers had enrolled in the program.

In the 2nd quarter, we partnered with Sony and launched the “I Love SkyMall Video Contest.”  We also partnered with USA Today and 10Best to allow their readers to choose top SkyMall products for Families, Business Travel, Road Trips, and Holiday gifts.  Promotion is included in the SkyMall catalog, USA Today, and 10Best.

A Jennifer Adams Dream Room Giveaway launched in October and will run through December 31.  The Grand Prize winner will receive a dream bedroom ensemble worth over $16,000.  Additional prizes will include Jennifer Adams merchandise.

In September 2013, we launched a new SkyMall website in time for the holiday season.  The intent was to give a better customer experience through richer content: ratings and reviews, product videos and multiple image views for the product.  This year we have been working on improvements that will optimize the site. We believe that there is more work to be done and the result should yield higher conversion rates.

With over 75% of our business being transacted online, we must continue to find ways to direct more people to our site.  In the first nine months of 2014, site visits are up 16%.  However, our conversion rates haven’t kept pace. Our email marketing has increased over four fold, while our click through rates are up over three fold.  We are working with internal and external resources to improve our conversion rates.

With the launch of our website last year, we embarked on a complete remake of our technology infrastructure.  In the 1st quarter of 2015, we expect to launch a new cloud-based ERP solution.  At that point, we will have completed the transformation from an inflexible, premises-based technology solution to a completely “in the cloud” technology solution.  The result should yield greater flexibility, better automation, improved decision making, and a better platform by which we can analyze and market to the millions of transaction records that we have captured over the last 10 years.  Our new technology solutions should allow us to be far more flexible and nimble than we have ever been before.

In the future, we believe that there are more areas that we need to explore.  While our catalog has fairly broad coverage in the seat-back pocket of several airlines, we believe that the growth of in-flight entertainment systems presents an opportunity to create digital interactive catalogs on every plane.  An early iteration can be seen on select American Airlines’ A321T and 777-300ER aircraft where a digital version of the catalog is viewable on the seat-back screen.

We are also exploring opportunities in airport retail.  With the investment being made to remake many of America’s airports, opportunities are developing for retail space.  We believe that SkyMall is an ideal candidate to have a presence in airport stores.  Not only does it represent a significant revenue opportunity for us, but it also is a way to keep our brand fresh and top of mind to America’s air travelers.

While we have made significant changes to our business in 2014, we have more to do.  In our 2014 Form 10-K, we plan to deliver a set of metrics that will allow you to further measure our progress beyond our financial results alone.  We are excited about the opportunities that the future holds for this iconic brand.  However, as described below, we are also mindful of our need to obtain additional capital in order to maintain our business during this transition and to fund our future initiatives.

KEY TRENDS, DEVELOPMENTS AND CHALLENGES

The following developments and trends present opportunities, challenges and risks for our business:

•
Evolving Business Model.  We are in the process of changing the business model for our SkyMall commerce business.  Historically, a significant portion of our commerce business revenue was derived from placement fees paid by merchandisers for featuring their products in our catalog and we have not sold material amounts of product for our own account.  As discussed in the Strategy Update above, we are now focused on moving away from our historic placement fee model and instead moving to a model where we charge a margin percentage on product sales.  In addition, we have begun offering products for our own account and branded products. In some cases we will assume the inventory risk for unsold products.  This business model is a material departure from our historic commerce business model and there is no assurance that we can successfully transform our business to adapt to the changing market conditions, or that we will have sufficient capital available to fund our operations during the transformation.

•
Need for Additional Capital.  We have experienced significant operating losses and negative cash flow from operations in recent quarters, due in part to market and other pressures on our current business model. In order to transform and continue our business beyond year-end, we will need additional capital.  We believe that currently we do not have access to traditional financing sources.  We are exploring various financing alternatives for both the near-term and longer term, including asset based loans or other nontraditional debt financing and the issuance of new equity or equity-linked debt instruments, any of which could result in significant dilution to existing shareholders.  There is no assurance that we will be successful in obtaining the needed additional capital on terms that are acceptable to us, or at all.  If we cannot obtain the necessary capital, we will not be able to continue operations and will be forced to discontinue operations, seek a buyer for our business or take other actions that could materially and adversely impact our business and the value of our outstanding shares.  See the discussion below under "Liquidity and Capital Resources."

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

•
Technology Changes on Planes.  With the increased use of electronic devices on planes, we believe that fewer people pick up and browse the SkyMall in-flight catalog. Historically, we provided the sole in-flight option for potential purchasers of products to review while traveling.  The substantial increase in the number of air carriers which provide internet access and the U.S. Federal Aviation Administration’s recent decision to allow the use of electronic devices during take-off and landing have resulted in additional competition from ecommerce retailers and additional competition for the attention of passengers, all of which we believe has negatively impacted our catalog sales.

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

FISCAL YEAR 2014 SIGNIFICANT EVENTS

In addition to the items mentioned above, we have experienced the following significant events in 2014 to date:

•
SEC Investigation.  On October 21, 2014, we were informed that the Division of Enforcement of the Securities and Exchange Commission has opened an investigation into matters relating to our May 2013 merger with SHC Parent Corp., the parent corporation of the SkyMall businesses.  Previously, as a result of comments from the SEC Division of Corporation Finance on our periodic reports, we revised the manner in which we accounted for the merger transaction, resulting in the restatement of our financial statements for the periods ending June 30, 2013 and September 30, 2013.  We intend to fully cooperate with the SEC in this matter. We cannot at this time predict the eventual scope or outcome of this investigation.

•
Sale of SkyMall Ventures.  On September 9, 2014, we sold 100% of the outstanding membership interests of SkyMall Ventures to Connexions Loyalty, Inc. pursuant to a Membership Interest Purchase Agreement.  Refer to Note 1, Organization and Nature of Operations, in Item 1, Financial Statements, for more information.

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

•	Board of Directors Resignation.
o	On October 29, 2014, Jahm Najafi, our major shareholder through beneficial ownership, resigned from his position as a director of the Company.
o
On November 13, 2014, Kevin Weiss resigned from his position as Chairman and Chief Executive Officer of the Company.  Effective November 16, 2014, Scott Wiley, currently the Company's Chief Financial Officer, was appointed as Acting Chief Executive Officer of the Company.

•	Amendments, Repayments and Terminations to Debt Facilities.
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

o
During 2014, we repaid all outstanding principal and interest on related party notes payable that were outstanding as of December 31, 2013.  Refer to Note 10, Notes Payable, Related Parties, in Item 1, Financial Statements, for more information.

o
In conjunction with the SkyMall Ventures Sale on September 9, 2014, we repaid the $15,206,391 outstanding balance on our related party debt facility, which we terminated immediately after the repayment.  Refer to Note 9, Related Party Debt, in Item 1, Financial Statements, for more information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, refer to Note 2, Changes in Significant Accounting Policies, in Item 1, Financial Statements.

SEGMENT REPORTING

Prior to January 1, 2013, we operated as a single reporting segment: Internet Marketing.  In January 2013, we began operating a second reporting segment: Nutraceutical Products.  Effective with the merger of Xhibit and SkyMall on May 16 (the “Skymall Merger”), 2013 we began operating a third reporting segment: SkyMall.  In October 2013, we shut down its Nutraceutical Products reporting segment.  The operating results of the Nutraceutical Products reporting segment have been recorded as discontinued operations in the accompanying condensed consolidated financial statements so Nutraceutical Products reporting segment is no longer shown as a reporting segment during 2013.  Subsequent to October 2013, we operated two reporting segments: SkyMall and Internet Marketing.  Each segment was managed separately and provided different products and services.

The accounting policies of the segments are the same as described above, but research and development costs and certain selling, general and administrative costs have not been allocated to the segments.  As a result, the segment information presented below is reflective of the manner in which management evaluates profitability for the segments.

The following table presents information by segment for the three month periods ended September 28, 2014 and September 30, 2013 (in thousands):

Three month period ended September 28, 2014:	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$14	$5,258	$-	$5,272
Cost of revenues	10	2,313	-	2,323
Gross profit	4	2,945	-	2,949
Operating expenses	86	18,662	933	19,681
Segment operating income (loss)	(82)	(15,717)	(933)	(16,732)
Non-operating income (expenses) and income taxes	-	-	(289)	(289)
Income (loss) from continuing operations	$(82)	$(15,717)	$(1,222)	$(17,021)

Three month period ended September 30, 2013:
Revenues	$2,085	$6,423	$-	$8,508
Cost of revenues	970	2,086	-	3,056
Gross profit	1,115	4,337	-	5,452
Operating expenses	1,754	7,092	31,202	40,048
Segment operating income (loss)	(639)	(2,755)	(31,202)	(34,596)
Non-operating income (expenses) and income taxes	(3)	(41)	(37)	(81)
Income (loss) from continuing operations	$(642)	$(2,796)	$(31,239)	$(34,677)

 The following table presents information by segment for the nine month periods ended September 28, 2014 and September 30, 2013 (in thousands):

Nine month period ended September 28, 2014:	Internet Marketing	SkyMall	Corporate	Consolidated
Revenues	$1,558	$15,806	$-	$17,364
Cost of revenues	311	6,315	-	6,626
Gross profit	1,247	9,491	-	10,738
Operating expenses	1,156	33,426	1,373	35,955
Segment operating income (loss)	91	(23,935)	(1,373)	(25,217)
Non-operating income (expenses) and income taxes	-	-	(684)	(684)
Loss from continuing operations	$91	$(23,935)	$(2,057)	$(25,901)

Nine month period ended September 30, 2013:
Revenues	$5,168	$9,898	$-	$15,066
Cost of revenues	2,077	3,096	-	5,173
Gross profit	3,091	6,802	-	9,893
Operating expenses	3,706	11,932	34,117	49,755
Segment operating income (loss)	(615)	(5,130)	(34,117)	(39,862)
Non-operating income (expenses) and income taxes	(6)	(56)	(129)	(191)
Loss from continuing operations	$(621)	$(5,186)	$(34,246)	$(40,053)

Results of Operations

The following sets forth a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 28, 2014 and September 30, 2013.  This discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated financial statements for the three and nine month periods ended September 28, 2014 and September 30, 2013 included in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures.  We have presented pro forma, EBITDA and Adjusted EBITDA amounts, which are measures used by management to evaluate our year-over-year performance and as a general indicator of our operating profitability.  Pro forma amounts include the SkyMall operating results as though the SkyMall merger had been completed as of the beginning of 2013.

We define EBITDA as net income, adjusted to exclude interest expense, income taxes, depreciation and amortization.  Our definition of Adjusted EBITDA is comprised of EBITDA adjusted to exclude non-cash stock-based compensation, discontinued operations, and non-recurring gains and losses.  Management believes EBITDA and Adjusted EBITDA are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies.  Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA is not a recognized term under GAAP and does not purport to be an alternative to either net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use as it does not reflect certain cash requirements such as interest payments, tax payments and debt service requirements.  As noted above, we exclude certain non-cash and non-recurring items from Adjusted EBITDA to provide an enhanced indicator of operating profitability.

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the three month periods ended September 28, 2014 and September 30, 2013 is presented below (in thousands):

	Three Month Period Ended September 28, 2014	Three Month Period Ended September 30, 2013
Net income (loss)	$3,528	$(34,100)
Depreciation and amortization	465	761
Interest expense	289	55
Income tax benefit (expense)	-	14

EBITDA	4,282	(33,270)

Income from discontinued operations	(1,009)	(577)
Gain on sale of SkyMall Ventures	(19,540)	-
Non-cash stock-based compensation	(5)	27,659
Impairment charge	11,980	2,287
Restructuring charge	-	877

Adjusted EBITDA	$(4,292)	$(3,024)

A reconciliation of net loss to EBITDA and Adjusted EBITDA for the nine month periods ended September 28, 2014 and September 30, 2013 is presented below (in thousands):

	Nine Month Period Ended September 28, 2014	Nine Month Period Ended September 30, 2013
		GAAP	Pro forma
Net loss	$(3,114)	$(39,507)	$(42,082)
Depreciation and amortization	1,349	1,584	1,760
Interest expense	684	109	137
Income tax benefit (expense)	-	20	32

EBITDA	(1,081)	(37,794)	(40,153)

Loss (gain) from discontinued operations	(3,246)	(546)	(2,150)
Non-cash stock-based compensation	232	28,065	28,065
Impairment charge	11,980	2,287	2,287
Restructuring charge	-	877	877
Gain on sale of SkyMall Ventures	(19,540)	-	-
Loss on debt conversion	-	67	67

Adjusted EBITDA	$(11,655)	$(7,044)	$(11,007)

THREE MONTH PERIOD ENDED SEPTEMBER 28, 2014 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013

Revenues.  Revenue for the three month period ended September 28, 2014 was $5,272,113 ($13,826 from the legacy Xhibit businesses and $5,258,287 from SkyMall) compared to $8,508,120 for the three month period ended September 30, 2013.  The decrease of $3,236,007 was attributable to the legacy Xhibit businesses ($2,071,050) and SkyMall ($1,164,957).  The legacy Xhibit business unit revenue primarily consisted of lead generation and advertising services from the Internet Marketing segment which were negatively impacted by our decision to temporarily shut down this business in June 2014, pending development of a new business model.

The decrease in the SkyMall revenue was primarily due to lower advertising placement fees ($1,080,277 lower) as a result of our decision to transition our Commerce business to a traditional retail model with a focus on products with the potential to sell rather than a focus on generating advertising fees for less desirable products.  Net merchandise sales in the 2014 third quarter were approximately the same as the 2013 third quarter amount.

Cost of revenues.  Cost of revenues for the three month period ended September 28, 2014 was $2,323,150 ($10,227 from the legacy Xhibit businesses and $2,312,923 from SkyMall) compared to $3,055,733 for the three month period ended September 30, 2013.  The decrease of $732,583 was attributable to the legacy Xhibit businesses ($959,875) partially offset by an increase of $227,292 for SkyMall.  The reduction in cost of revenues for the legacy Xhibit business units was primarily due to our decision to temporarily shut down the business in June 2014.  The increase in SkyMall cost of revenues was primarily due to our shift to wholesale and hybrid arrangements, in which we recognize merchandise sales and costs of revenue under the gross accounting method, from placement fee and margin deals, in which we recognize merchandise sales and costs of revenue under the net accounting method.

Catalog expenses.  Catalog expenses, which represent production costs for creating, printing and distributing the SkyMall in-flight and mail-to-home catalogs, were $1,620,476 for the three month period ended September 28, 2014 compared to $1,122,536 for the three month period ended September 30, 2013.  The increase of $497,940 was due to the production and distribution of more mail-to-home catalogs mailed directly to consumers in 2014, which is expected to continue in the future.

Sales and marketing expenses.  Sales and marketing expenses, which consist primarily of personnel costs for our sales and marketing staff, third party ecommerce marketing expenses, and commissions and fuel reimbursements paid to our airline partners, were $3,431,710 for the three month period ended September 28, 2014  compared to $3,998,290 for the three month period ended September 30, 2013.  The decrease of $566,580 was attributable to the legacy Xhibit businesses ($533,906) and to a lesser degree, SkyMall ($32,674).  The Xhibit decrease is primarily due to the temporary shutdown of the Interactive Marketing business in June 2014.  The decrease in SkyMall sales and marketing expenses were primarily due to lower fuel reimbursements to our airline partners partially offset by higher e.commerce marketing expenses.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses, which consist of wages and other costs associated with the SkyMall’s customer care center, were $368,770 for the three month period ended September 28, 2014 compared to $336,081 for the three month period ended September 30, 2013.  The increase of $32,689 was primarily due to higher employment costs.

General and administrative expenses.  General and administrative expenses for the three month period ended September 28, 2014 was $2,279,978 compared to $3,907,092 for the three month period ended September 30, 2013.  The decrease of $1,627,114 was attributable to SkyMall ($907,571 decrease) and the legacy Xhibit businesses ($1,134,218 decrease) partially offset by an increase in corporate costs ($414,815).  The decrease in the Xhibit general and administrative expenses is primarily due to the temporary shutdown of the Internet Marketing business in June 2014.  The decrease in the SkyMall amount is primarily due to lower intangible asset amortization expense as a result of the impairment charges recorded in December 2013 and low employment costs.  The increase in corporate general and administrative expenses was primarily due to professional fees incurred in the 2014 third quarter to resolve the accounting for the SkyMall merger and the related accounting restatements.

Development expenses.  The decrease in development expenses of $482,299 was primarily due to the termination of Xhibit’s interactive development operations in December 2013 and the shutdown of the development operations in Bosnia and Herzegovina in May 2014.

Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders.  In September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who was a member of the Company’s Board of Directors and is a major shareholder of the Company through beneficial ownership.  This sale was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037,500 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares (See Note 15 to the Condensed Consolidated Financial Statements).  No similar charge was recorded in the three month period ended September 28, 2014.

Impairment Charge.  As a result of the SkyMall Ventures sale, the Company elected to perform a goodwill impairment test.  Based on the results of the impairment analysis, the Company determined that the goodwill recorded in the SkyMall reporting unit was fully impaired.  Accordingly, the Company recorded an $11,980,100 goodwill impairment charge in September 2014.

As a result of the Company’s decision to terminate all further TwitYap development work and uncertainty around the application’s future use, a $2,287,300 impairment charge was recorded against the remaining TwitYap technology and non-compete agreement intangible assets values in September 2013.

Restructuring charge.  During September 2013, the Company implemented a restructuring plan to reduce operating costs and as a result, the Company recorded restructuring charge totaling $876,924 for severance benefits and lease exit costs to consolidate the Company’s workforce into one location.  No restructuring charge was recorded during the three month period ended September 28, 2014.

Non-operating expenses.  Non-operating expenses were $288,633 for the three month period ended September 28, 2014 compared to $67,695 for the three month period ended September 30, 2013, an increase of $220,938.  The increase was primarily due to higher interest expense ($288,633 in 2014 compared to $55,412 in 2013) as a result of higher borrowings on our revolving credit facilities.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $17,020,704 for the three month period ended September 28, 2014 compared to a loss from continuing operations of $34,633,330 for the three month period ended September 30, 2013.

Income from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, and SkyMall Ventures, which was sold in September 2014, have been accounted for as discontinued operations.   During the three month period ended September 28, 2014, the Company recorded income totaling $1,008,650 from these discontinued businesses compared to income from the discontinued businesses of $577,118 during the three month period ended September 30, 2013.

Gain on Sale of SkyMall Ventures. In September 2014, we recorded a gain of $19,540,450 from the sale of SkyMall Ventures, our loyalty business unit. No similar gain was recorded in the three month period ended September 30, 2013.

Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was a loss of $4,292,393 for the three month period ended September 28, 2014 compared to a loss of $3,024,298 for the three month period ended September 30, 2013.  The increase Adjusted EBITDA loss was primarily due to the temporary shutdown of the Company’s Internet Marketing business in June 2014 and lower advertising placement fees in the SkyMall business unit.

NINE MONTH PERIOD ENDED SEPTEMBER 28, 2014 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

The SkyMall Merger was completed on May 16, 2013.  Accordingly, the results of operations prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the nine month period ended September 30, 2013 do not include the operating results of SkyMall for periods prior to May 16, 2013.

A reconciliation of the GAAP statements of operations to the pro forma statements of operation for the nine month period ended September 30, 2013 is presented below (in thousands):

	Nine Month Period Ended September 28, 2014	Nine Month Period Ended September 30, 2013
		GAAP	Adjustments	Pro forma
Revenues	$17,364	$15,066	9,746	$24,812
Cost of reveues	6,626	5,173	2,850	8,023

Gross profit	10,738	9,893	6,896	16,789
Operating expenses	35,955	49,755	11,035	60,790

Loss from operations	(25,217)	(39,862)	(4,139)	(44,001)
Non-operating income (expense)	(684)	(171)	(28)	(199)
Income tax benefit (expense)	-	(20)	(12)	(32)

Loss from continuing operations	(25,901)	(40,053)	(4,179)	(44,232)
Income from discontinued operations	3,246	546	1,604	2,150
Gain on sale of SkyMall Ventures	19,540	-	-	-

Net loss	$(3,115)	$(39,507)	$(2,575)	$(42,082)

Revenues.  Revenue for the nine month period ended September 28, 2014 was $17,364,455 ($1,557,647 from the legacy Xhibit businesses and $15,806,808 from SkyMall) compared to $15,066,489 ($5,168,138 from the legacy Xhibit businesses and $9,898,351 from SkyMall) for the nine month period ended September 30, 2013.  The increase of $2,297,966 was attributable to SkyMall ($5,908,458 increase) partially offset by the legacy Xhibit businesses ($3,610,492 decrease).  The legacy Xhibit business unit revenue primarily consisted of lead generation and advertising services from the Internet Marketing segment.  Internet Marketing revenues for the nine month period ended September 28, 2014 were negatively impacted by our decision to temporarily shut down the business in June 2014, pending development of a new business model.

The increase in year-to-date revenue from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall revenue for the nine month period ended September 28, 2014 was $15,806,809 compared to pro forma revenue of $19,643,818 in 2013, a decrease of $3,837,009 (19.5%).  The decrease was primarily due to lower advertising placement fees ($3,438,038 and 40.7% lower) as a result of our decision to transition our commerce business to a traditional retail model with a focus on products with the potential to sell rather than a focus on generating advertising fees for less desirable products.  Net merchandise sales for the nine month period ended September 28, 2014 were 259,166 (3.6%) higher than the comparable period in 2013 primarily due to a shift toward wholesale and hybrid deal types which are recorded on the gross accounting basis.

Cost of revenues.  Cost of revenues for the nine month period ended September 28, 2014 was $6,626,459 ($317,018 from the legacy Xhibit businesses and $6,309,441 from SkyMall) compared to $5,173,317 for the nine month period ended September 30, 2013.  The increase of $1,453,142 was attributable to SkyMall ($3,213,552) partially offset by a decrease from the legacy Xhibit businesses ($1,760,410).  The decrease in the Xhibit business units was primarily due to the temporary shutdown of our Internet Marketing segment in June 2014.

The increase in year-to-date cost of revenues from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall cost of revenues were $6,309,441 for the nine month period ended September 28, 2014 compared to pro forma cost of revenue of $5,945,926 for the nine month period ended September 30, 2013, an increase of $363,515 (6.1%).  The increase was primarily due to our shift to merchandise sales from wholesale and hybrid deal types, both of which we recognize revenues and costs of revenue under the gross accounting method.

Catalog expenses.  Catalog expenses were $3,829,615 for the nine month period ended September 28, 2014 compared to $1,726,497 for the nine month period ended September 30, 2013.

The increase in year-to-date catalog expenses from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall catalog expenses were $3,829,615 for the nine month period ended September 28, 2014 compared to pro forma expenses of $3,749,260 for the nine month period ended September 30, 2013.  The decrease of $80,355 (2.1%) was primarily due to SkyMall printing a smaller in-flight catalog in the first and second quarters of 2014 compared to the same quarters in 2013 and printing fewer in-flight catalogs in 2014 in an effort to reduce the number of unused catalogs at the end of each quarter.  These factors were partially offset by our decision to produce and distribute more mail-to-home catalogs in 2014, which is expected to continue in the future.

Sales and marketing expenses.  Sales and marketing expenses for the nine month period ended September 28, 2014 was $10,525,418 compared to $7,426,603 for the nine month period ended September 30, 2013.  The increase of $3,098,815 was attributable to SkyMall ($4,163,934) partially offset by a decrease of $1,065,119 for legacy Xhibit businesses.  The decrease in the Xhibit business units was primarily due to the temporary shutdown of our Internet Marketing reporting segment in June 2014.

The increase in year-to-date sales and marketing expenses from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall sales and marketing expenses were $10,047,679 for the nine month period ended September 28, 2014 compared to pro forma expenses of $11,489,751 for the nine month period ended September 30, 2013, a decrease of $1,442,072 (12.6%).  This decrease was primarily due to lower fuel reimbursements paid to our airline partners and salary related expenses partially offset by higher e.commerce marketing expenses.

Customer service and fulfillment expenses.  Customer service and fulfillment expenses were $1,035,683 for the nine month period ended September 28, 2014 compared to $492,725 for the nine month period ended September 30, 2013.

The increase in year-to-date customer service and fulfillment expenses from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall customer service and fulfillment expense was $1,035,683 for the nine month period ended September 28, 2014 were reasonably consistent with the pro forma amount of $1,045,870 for the nine month period ended September 30, 2013.  The decrease of $10,187 (1.0%) was primarily due to lower employment costs as a result of headcount reductions in 2014.

General and administrative expenses.  General and administrative expenses for the nine month period ended September 28, 2014 was $8,371,420 compared to $8,780,198 for the nine month period ended September 30, 2013.  The decrease of $408,778 was attributable to corporate charges ($1,626,540 decrease) and the legacy Xhibit businesses ($1,485,018 decrease) partially offset by an increase for SkyMall ($2,702,780).  Included in the corporate general and administrative expenses for the nine month period ended September 30, 2013 was $1,600,000 of non-cash stock-based compensation related to the SkyMall Merger.  Excluding this amount, 2014 year-to-date corporate general and administrative expenses were $26,540 lower than the 2013 year-to-date amount.  This decrease in the legacy Xhibit business units’ general and administrative expenses was primarily due to the temporary shutdown of the Internet Marketing reporting segment in June 2014.

The increase in year-to-date general and administrative expenses from our SkyMall reporting segment was primarily due to inclusion of operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma SkyMall Results
SkyMall general and administrative expenses were $6,538,774 for the nine month period ended September 28, 2014 compared to the pro forma amount of $6,682,204 for the nine month period ended September 30, 2013, a decrease of $143,430.  The decrease was primarily cost synergies implemented in the latter half of 2013 and first part of 2014.

Development expenses.  Development expenses, which consist primarily of costs for our development team in Bosnia and Herzegovina, were $212,429 for the nine month period ended September 28, 2014 compared to $1,127,780 for the nine month period ended September 30, 2013, a decrease of $915,351.  The decrease was primarily due to the termination of Xhibit’s interactive development operations in December 2013 and shutdown of the Bosnia and Herzegovina development team in May 2014.

Non-cash stock-based compensation resulting from sale of stock between affiliate shareholders.  In September 2013, Mr. Richarde sold 15,000,000 shares to X Shares, an entity controlled by Mr. Najafi who was a member of the Company’s Board of Directors and is the Company’s majority shareholder through beneficial ownership.  This sale was done partially for the benefit of the Company and Mr. Richarde such that the Company would have a clear control shareholder who would be incentivized to, and could, assist in the future financing of the Company.  Accordingly, the Company recorded a contribution to capital by Mr. Richarde and non-cash stock compensation to Mr. Najafi of $27,037,500 in September 2013, when the sale occurred, for the difference between the actual price paid ($0.025 per share) and fair value of the shares (See Note 15 to the Condensed Consolidated Financial Statements).  No similar charge was recorded in the nine month period ended September 28, 2014.

Impairment Charge.  As a result of the SkyMall Ventures sale, the Company elected to perform a goodwill impairment test.  Based on the results of the impairment analysis, the Company determined that the goodwill recorded in the SkyMall reporting unit was fully impaired.  Accordingly, the Company recorded an $11,980,100 goodwill impairment charge in September 2014.

As a result of the Company’s decision to terminate all further TwitYap development work and uncertainty around the application’s future use, a $2,287,300 impairment charge was recorded against the remaining TwitYap technology and non-compete agreement intangible assets values in September 2013.

Restructuring charge.  During September 2013, the Company implemented a restructuring plan to reduce operating costs and as a result, the Company recorded a $876,924 restructuring charge for severance benefits and lease exit costs to consolidate the Company’s workforce into one location.  No restructuring charge was recorded during the nine month period ended September 28, 2014.

Non-operating expenses.  Non-operating expenses were $683,736 for the nine month period ended September 28, 2014 compared to $170,441 for the nine month period ended September 30, 2013, an increase of $513,295.  The increase was primarily due to higher interest expense ($683,696 in 2014 compared to $108,838 in 2013) as a result of higher borrowings under our revolving credit facilities in 2014.

Loss from continuing operations.  The Company recorded a loss from continuing operations of $6,429,811 for the nine month period ended September 28, 2014 compared to a loss from continuing operations of $40,032,796 for the nine month period ended September 30, 2013.

Income from discontinued operations.  The Company’s Nutraceutical Products business, which commenced operations in January 2013 and was shut down in October 2013, and SkyMall Ventures, which was sold in September 2014, have been accounted for as discontinued operations.   During the nine month period ended September 28, 2014, the Company recorded income totaling $3,246,374 from these discontinued businesses compared to income from the discontinued businesses of $545,736 during the nine month period ended September 30, 2013.

Gain on Sale of SkyMall Ventures. In September 2014, we recorded a gain of $19,540,450 from the sale of SkyMall Ventures, our Loyalty business unit. No similar gain was recorded in the nine month period ended September 30, 2013.

Adjusted EBITDA.  The Company’s Adjusted EBITDA, which is a non-GAAP measure of profitability, was a loss of $11,642,990 for the nine month period ended September 28, 2014 compared to a loss of $7,044,148 for the nine month period ended September 30, 2013.

The increase in year-to-date Adjusted EBITDA loss was primarily due to inclusion of the SkyMall operations for the entire nine months in 2014 compared to only the period from May 17th to September 30th in 2013.

Pro forma Results
The Company’s Adjusted EBITDA loss of $11,642,990 for the nine month period ended September 28, 2014 compared to a pro forma Adjusted EBITDA loss of $11,006,737 for the nine month period ended September 30, 2013.  The $636,253 change was primarily due to lower gross profit during 2014 partially offset by lower operating expenses as a result of cost reductions implemented in 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through working capital generated from operations and borrowings from various sources.  During the nine month period ended September 28, 2014, we used working capital generated from operations, existing cash reserves, proceeds received in the SkyMall Ventures sale and cash received through borrowings from our revolving credit facilities to fund our operations and capital expenditures.  At October 26, 2014, our cash balance was $1,989,087.

After deducting amounts held in escrow to fund potential indemnity claims, the Company received net proceeds totaling $20,799,125 from the SkyMall Ventures Sale on September 9, 2014.  Of this amount, $15,206,391 was used to repay and retire Company’s revolving credit facility with SMXE Lending, LLC and the balance of $5,592,734 was available for general working capital purposes.

We have experienced significant operating losses and negative cash flow from operations since the SkyMall Merger in May 2013, due in part to market and other pressures on our current business model and we expect these operating losses will continue through at least 2015.  Management estimates that our monthly required fixed cash operating expenses are approximately $1.7 million for the next twelve months.  In order to transform and continue our business beyond 2014 year-end, we will need additional capital.  We believe that currently we do not have access to traditional commercial financing sources.  We are exploring various financing alternatives for both the near-term and longer term, including asset-based loans or other nontraditional debt financing and the issuance of new equity or equity-linked debt instruments, any of which could result in significant dilution to existing shareholders, and all of which are substantially more expensive than traditional commercial financing arrangements.  Due in part to our current need to transform our business model, there is no assurance that we will be successful in obtaining the needed additional capital on terms that are acceptable to us, or at all.  If we cannot obtain the necessary capital, we will not be able to continue operations and will be forced to discontinue some or all of our operations, seek a buyer for our business or take other actions that could materially and adversely impact our business and the value of our outstanding shares.

Operating activities.  Net cash used in operating activities during the nine month period ended September 28, 2014 was $24,986,646 ($12,824,806 from continuing operations and $12,161,840 from discontinued operations) compared to $6,607,560 for the nine month period ended September 30, 2013.  Cash used in continuing operating activities during the nine month period ended September 28, 2014 consisted primarily of the cash losses (loss from continuing operations adjusted for non-cash charges) of $11,445,688 and the negative impact of net working capital changes of $1,379,118.  Net cash used in operating activities for discontinued operations during the nine month period ended September 28, 2014 consisted primarily of cash income of $3,929,446 offset by the negative impact of working capital changes of $16,091,286 primarily due to the purchase of gift card inventories prior to the SkyMall Ventures Sale.

Investing activities.  Net cash provided by investing activities for the nine month period ended September 28, 2014 was $19,928,043 ($20,602,850 provided by discontinued operations partially offset by $674,807 used in continuing operations) compared to cash used in investing activities of $3,286,225 for the nine month period ended September 30, 2013.  The cash used in investing activities from continuing operations in 2014 consisted of $674,807 in purchases of property and equipment and internet domain name purchases.  The net cash provided by investing activities from discontinued operations for the nine month period ended September 28, 2014 included proceeds of $20,799,125 from the SkyMall Ventures Sale partially offset by website development costs totaling $196,275.

Financing activities.  Net cash used in financing activities for the nine month period ended September 28, 2014 was $9,711,220 compared to net cash provided by financing activities of $8,590,203 for the nine month period ended September 30, 2013.  Net cash used financing activities during 2014 consisted of net payments on the Company’s bank and related party lines of credit totaling $8,169,095, deferred financing fees paid  of $307,125 and repayments on related party notes payable of $1,235,000.

On September 9, 2014, we repaid the $15,206,391 balance outstanding on our related party credit facility.  In connection with this repayment, the credit facility was terminated.  Although the Company currently does not have any debt outstanding, it is engaged in discussions with an affiliate of Mr. Najafi regarding a new asset-based credit facility to address our near-term working capital needs.

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

Not applicable.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 – MINE SAFETY DISCLOSURES

Not applicable.

Item 5 – OTHER INFORMATION

None.

Item 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification of the Company's Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company's Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 17, 2014.

XHIBIT CORP. (Registrant)
By:	/s/ Scott Wiley
Scott Wiley
Chief Financial Officer and Acting Chief Executive Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)